Form 10-Q
period 1994-03-31
BALCOR EQUITY PENSION INVESTORS I
filed 1994-05-12
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1994

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____________ to ____________

Commission file number 2-85270


                         BALCOR EQUITY PENSION INVESTORS-I
             (Exact name of registrant as specified in its charter)


          Illinois                                       36-3240345
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X . No    .

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     March 31, 1994 and December 31, 1993
                                  (Unaudited)


                                    ASSETS
                                                   1994             1993
                                              --------------   --------------
Cash and cash equivalents                     $   7,745,951    $   8,252,048
Accounts and accrued interest receivable            459,041          501,533
Prepaid expenses                                    129,282           97,168
Deferred expenses, net of accumulated
  amortization of $387,708 in 1994 and
  and $361,332 in 1993                              407,291          433,667
                                              --------------   --------------
                                                  8,741,565        9,284,416
                                              --------------   --------------
Investment in real estate
  Land                                           10,753,713       10,753,713
  Buildings and improvements                     93,198,531       92,847,535
                                              --------------   --------------
                                                103,952,244      103,601,248
  Less accumulated depreciation                  34,760,880       33,869,463
                                              --------------   --------------
Investment in real estate, net
  of accumulated depreciation                    69,191,364       69,731,785

Investment in loan receivable                     4,261,663        4,302,683
                                              --------------   --------------
                                                 73,453,027       74,034,468
                                              --------------   --------------

                                              $  82,194,592    $  83,318,884
                                              ==============   ==============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $     152,643    $     738,476
Due to affiliates                                   215,720           96,979
Accrued real estate taxes                           285,435          240,789
Escrow liabilities                                   34,992           16,416
Security deposits                                   528,394          520,403
                                              --------------   --------------
    Total liabilities                             1,217,184        1,613,063

Affiliate's participation in joint venture        1,481,970        1,463,700

Partners' capital (359,229 Limited
  Partnership Interests issued and
  outstanding)                                   79,495,438       80,242,121
                                              --------------   --------------

                                              $  82,194,592    $  83,318,884
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Income:
  Rental                                      $   3,599,922    $   3,495,386
  Service                                           539,917          552,755
  Interest on short-term investments                 71,159           69,756
  Interest on loan receivable                        53,693           55,779
                                              --------------   --------------
      Total income                                4,264,691        4,173,676
                                              --------------   --------------

Expenses:
  Depreciation                                      891,417          944,949
  Amortization of deferred expenses                  26,376           26,717
  Property operating                              2,081,891        1,476,937
  Real estate taxes                                 354,704          380,809
  Property management fees                          175,357          181,066
  Administrative                                    217,028          157,981
                                              --------------   --------------
      Total expenses                              3,746,773        3,168,459
                                              --------------   --------------
Income before participation in
  joint venture                                     517,918        1,005,217
Affiliate's participation in loss (income)
  from joint venture                                 21,330          (18,294)
                                              --------------   --------------
Net income                                    $     539,248    $     986,923
                                              ==============   ==============
Net income allocated to General Partner       $     135,255    $     184,870
                                              ==============   ==============
Net income allocated to Limited Partners      $     403,993    $     802,053
                                              ==============   ==============
Net income per Limited Partnership
  Interest (359,229 issued and outstanding)   $        1.12    $        2.23
                                              ==============   ==============
Distribution to General Partner               $     128,593    $     166,859
                                              ==============   ==============
Distribution to Limited Partners              $   1,157,338    $   1,501,728
                                              ==============   ==============
Distribution per Limited Partnership
  Interest:
    Taxable                                   $        2.50    $        3.25
                                              ==============   ==============
    Tax-exempt                                $        3.33    $        4.32
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 for the quarters ended March 31, 1994 and 1993
                                  (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Operating activities:
  Net income                                  $     539,248    $     986,923
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Affiliate's participation in (loss)
        income from joint venture                   (21,330)          18,294
      Depreciation of properties                    891,417          944,949
      Amortization of deferred expenses              26,376           26,717
      Net change in:
        Accounts and accrued interest
          receivable                                 42,492          (49,839)
        Prepaid expenses                            (32,114)         (64,676)
        Accounts payable                           (585,833)        (523,367)
        Due to affiliates                           118,741           31,310
        Accrued real estate taxes                    44,646           66,219
        Escrow liabilities                           18,576           (6,040)
        Security deposits                             7,991           (6,652)
                                              --------------   --------------
  Net cash provided by operating activities       1,050,210        1,423,838
                                              --------------   --------------

Investing activities:
  Collection of principal payments on loan
    receivable                                       41,020           38,934
  Improvements to properties                       (350,996)
                                              --------------   --------------
  Net cash used in or provided by investing
    activities                                     (309,976)          38,934
                                              --------------   --------------
Financing activities:
  Distribution to Limited Partners               (1,157,338)      (1,501,728)
  Distribution to General Partner                  (128,593)        (166,859)
  Capital contributions from joint venture
    partner - affiliate                              39,600           41,343
                                              --------------   --------------
  Net cash used in financing activities          (1,246,331)      (1,627,244)
                                              --------------   --------------

Net change in cash and cash equivalents            (506,097)        (164,472)
Cash and cash equivalents at beginning
  of period                                       8,252,048        8,366,537
                                              --------------   --------------
Cash and cash equivalents at end of period    $   7,745,951    $   8,202,065
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1994 are:


                                         Paid     Payable

    Mortgage servicing fees         $     1,604  $  1,604
    Property management fees            174,070    60,241
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                        2,779    41,069
        Data processing                    None    40,609
        Investor communications             693     9,987
        Legal                               695    12,541
        Portfolio management              2,767    43,947
        Other                               420     5,722

3. Subsequent Event:

In April 1994, the Partnership paid $1,157,338 ($2.50 per Taxable Interest and $3.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the first quarter of 1994.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. From 1986 to 1990, the Partnership accepted deeds in lieu of foreclosure on two of the loans, acquired one of its collateral properties at a foreclosure sale, and accepted prepayments on two additional loans. As of March 31, 1994, the Partnership has one loan and operates six properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Net Income

Higher leasing and utility costs at several of the Partnership's properties during the first quarter of 1994 resulted in an increase in property operating expenses. This is the primary reason net income decreased during the quarter ended March 31, 1994 as compared to the same period in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993

The Fairview Plaza III Office Building loan is on non-accrual status, whereby income is recorded only as cash payments are received from the borrower. Pursuant to the terms of the January 1992 modification of the loan, the Partnership received payments totaling approximately $97,000 during each of the quarters ended March 31, 1994 and 1993. Of the amounts received, approximately $56,000 was recorded as interest income and $41,000 as a principal reduction in 1994, and approximately $58,000 as interest income and $39,000 as a principal reduction in 1993. Interest income is presented net of mortgage servicing fees in the financial statements.

During the first quarter of 1994, expenditures for interior upgrades at the Oxford Hills Apartments and increased leasing and electricity costs at the Pacific Center and 8280 Greensboro Drive office buildings resulted in an increase in property operating expenses during the quarter ended March 31, 1994 as compared to the same period in 1993. The Pacific Center Office Buildings operated at a loss as a result of the higher property operating expenses, and correspondingly, the affiliated joint venture partner recognized its participation in the loss of the joint venture during the first quarter of 1994 as compared to income during the same period in 1993.

Due to an increase in accounting and portfolio management fees, administrative expenses increased during the quarter ended March 31, 1994 as compared to the same period in 1993.

Liquidity and Capital Resources

The Partnership's cash flow provided by operating activities during the quarter ended March 31, 1994 was generated from the operation of the Partnership's properties and from interest income received on the Fairview Plaza III loan and short-term investments, which was partially offset by the payment of administrative expenses. The Partnership used the cash flow provided by operating activities and a portion of cash reserves to fund investing activities, which consisted primarily of improvements to properties, and to fund financing activities which consisted primarily of distributions to Limited Partners and the General Partner. The cash or near cash position of the Partnership decreased at March 31, 1994 when compared to December 31, 1993. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month as mortgage payments and property operating income are received.

During the quarter ended March 31, 1994, five of the Partnership's six properties generated positive cash flow while the Pacific Center Office Buildings generated a marginal cash flow deficit primarily due to increased leasing costs. During the quarter ended March 31, 1993, all six of the Partnership's properties generated positive cash flow. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In April 1994, the Partnership paid $1,157,338 ($2.50 per Taxable Interest and $3.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the first quarter of 1994. The level of this distribution was consistent with the amount distributed for the fourth quarter of 1993. The General Partner expects that cash flow from property operations and debt service payments on the funded mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and the receipts from the mortgage loan, as to which there can be no assurances.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated October 4, 1983 (Registration No. 2-85270) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 2-85270) are incorporated herein by reference.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR EQUITY PENSION INVESTORS-I



                              By: /s/ Thomas E. Meador
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Equity Partners-I, the General Partner

                              By: /s/ Allan Wood
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Equity Partners-I, the General Partner

Date: May 12, 1994