Form 10-Q
period 1994-06-30
BALCOR EQUITY PENSION INVESTORS I
filed 1994-08-12
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1994
                               -------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 2-85270
                       -------



                         BALCOR EQUITY PENSION INVESTORS-I
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3240345
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- - ----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (708) 677-2900
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     June 30, 1994 and December 31, 1993
                                 (Unaudited)

                                    ASSETS

                                                   1994             1993
                                              --------------   --------------
Cash and cash equivalents                     $   8,017,684    $   8,252,048
Accounts and accrued interest receivable            258,847          501,533
Prepaid expenses                                     41,370           97,168
Deferred expenses, net of accumulated
  amortization of $414,236 in 1994 and
  and $361,332 in 1993                              408,684          433,667
                                              --------------   --------------
                                                  8,726,585        9,284,416
                                              --------------   --------------
Investment in real estate:
  Land                                           10,753,713       10,753,713
  Buildings and improvements                     93,537,695       92,847,535
                                              --------------   --------------
                                                104,291,408      103,601,248
  Less accumulated depreciation                  35,652,297       33,869,463
                                              --------------   --------------
Investment in real estate, net
  of accumulated depreciation                    68,639,111       69,731,785

Investment in loan receivable                     4,220,104        4,302,683
                                              --------------   --------------
                                                 72,859,215       74,034,468
                                              --------------   --------------

                                              $  81,585,800    $  83,318,884
                                              ==============   ==============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $     154,542    $     738,476
Due to affiliates                                   267,204           96,979
Accrued real estate taxes                           570,870          240,789
Escrow liabilities                                   56,952           16,416
Security deposits                                   527,198          520,403
                                              --------------   --------------
    Total liabilities                             1,576,766        1,613,063

Affiliate's participation in joint venture        1,504,256        1,463,700

Partners' capital (359,229 Limited
  Partnership Interests issued and
  outstanding)                                   78,504,778       80,242,121
                                              --------------   --------------

                                              $  81,585,800    $  83,318,884
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the six months ended June 30, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Income:
  Rental                                      $   7,258,588    $   7,066,216
  Service                                         1,112,194        1,218,331
  Interest on short-term investments                151,164          139,173
  Interest on loan receivable                       106,845          111,048
                                              --------------   --------------
      Total income                                8,628,791        8,534,768
                                              --------------   --------------
Expenses:
  Depreciation                                    1,782,834        1,889,898
  Amortization of deferred expenses                  52,904           53,433
  Property operating                              4,485,138        3,422,218
  Real estate taxes                                 715,851          768,010
  Property management fees                          360,904          366,416
  Administrative                                    401,150          277,815
                                              --------------   --------------
      Total expenses                              7,798,781        6,777,790
                                              --------------   --------------
Income before participation in joint venture        830,010        1,756,978
Affiliate's participation in loss (income)
  from joint venture                                  4,509          (38,950)
                                              --------------   --------------
Net income                                    $     834,519    $   1,718,028
                                              ==============   ==============
Net income allocated to General Partner       $     246,107    $     344,158
                                              ==============   ==============
Net income allocated to Limited Partners      $     588,412    $   1,373,870
                                              ==============   ==============
Net income per Limited Partnership
  Interest (359,229 issued and outstanding)   $        1.64    $        3.82
                                              ==============   ==============
Distributions to General Partner              $     257,186    $     295,452
                                              ==============   ==============
Distributions to Limited Partners             $   2,314,676    $   2,659,066
                                              ==============   ==============
Distributions per Limited Partnership
  Interest:
    Taxable                                   $        5.00    $        5.75
                                              ==============   ==============
    Tax-exempt                                $        6.66    $        7.65
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1994 and 1993
                                (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Income:
  Rental                                      $   3,658,666    $   3,570,830
  Service                                           572,277          665,576
  Interest on short-term investments                 80,005           69,417
  Interest on loan receivable                        53,152           55,269
                                              --------------   --------------
      Total income                                4,364,100        4,361,092
                                              --------------   --------------
Expenses:
  Depreciation                                      891,417          944,949
  Amortization of deferred expenses                  26,528           26,716
  Property operating                              2,403,247        1,945,281
  Real estate taxes                                 361,147          387,201
  Property management fees                          185,547          185,350
  Administrative                                    184,122          119,834
                                              --------------   --------------
      Total expenses                              4,052,008        3,609,331
                                              --------------   --------------
Income before participation in joint venture        312,092          751,761
Affiliate's participation in income from
  joint venture                                     (16,821)         (20,656)
                                              --------------   --------------
Net income                                    $     295,271    $     731,105
                                              ==============   ==============
Net income allocated to General Partner       $     110,852    $     159,288
                                              ==============   ==============
Net income allocated to Limited Partners      $     184,419    $     571,817
                                              ==============   ==============
Net income per Limited Partnership
  Interest (359,229 issued and outstanding)   $        0.52    $        1.59
                                              ==============   ==============
Distribution to General Partner               $     128,593    $     128,593
                                              ==============   ==============
Distribution to Limited Partners              $   1,157,338    $   1,157,338
                                              ==============   ==============
Distribution per Limited Partnership
  Interest:
    Taxable                                   $        2.50    $        2.50
                                              ==============   ==============
    Tax-exempt                                $        3.33    $        3.33
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Operating activities:
  Net income                                  $     834,519    $   1,718,028
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Affiliate's participation in (loss)
        income from joint venture                    (4,509)          38,950
      Depreciation of properties                  1,782,834        1,889,898
      Amortization of deferred expenses              52,904           53,433
      Net change in:
        Accounts and accrued interest
          receivable                                242,686         (307,607)
        Prepaid expenses                             55,798           31,134
        Accounts payable                           (583,934)        (400,106)
        Due to affiliates                           170,225           12,207
        Accrued real estate taxes                   330,081          369,869
        Escrow liabilities                           40,536           15,919
        Security deposits                             6,795            8,426
                                              --------------   --------------
  Net cash provided by operating activities       2,927,935        3,430,151
                                              --------------   --------------
Investing activities:
  Collection of principal payments on
    loan receivable                                  82,579           78,378
  Improvements to properties                       (690,160)        (271,902)
  Payment of deferred expenses                      (27,921)
                                              --------------   --------------
  Net cash used in investing activities            (635,502)        (193,524)
                                               -------------   --------------
Financing activities:
  Distributions to Limited Partners              (2,314,676)      (2,659,066)
  Distributions to General Partner                 (257,186)        (295,452)
  Capital contributions from joint venture
    partner - affiliate                              45,065          177,784
                                              --------------   --------------
  Net cash used in financing activities          (2,526,797)      (2,776,734)
                                              --------------   --------------

Net change in cash and cash equivalents            (234,364)         459,893
Cash and cash equivalents at beginning
  of period                                       8,252,048        8,366,537
                                              --------------   --------------
Cash and cash equivalents at end of period    $   8,017,684    $   8,826,430
                                              ==============   ==============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1994 are:


                                             Paid
                                     --------------------
                                     Six Months   Quarter      Payable
                                     ----------- --------    ---------

    Mortgage servicing fees           $   4,812  $  3,208      $   802
    Property management fees            356,327   182,257       63,531
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       22,309    19,530       52,067
        Data processing                    None      None       55,924
        Investor communications           5,568     4,875       12,470
        Legal                             5,579     4,884       17,562
        Portfolio management             22,215    19,448       57,949
        Other                             3,369     2,949        6,899


3. Subsequent Event:

In July 1994, the Partnership paid $1,157,338 ($2.50 per Taxable Interest and $3.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the second quarter of 1994.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. From 1986 to 1990, the Partnership accepted deeds in lieu of foreclosure on two of the loans, acquired one of its collateral properties at a foreclosure sale, and accepted prepayments on two additional loans. As of June 30, 1994, the Partnership has one loan and operates six properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Net Income
- - ---------------------

Higher tenant and upgrade expenditures at several of the Partnership's properties during the first six months of 1994 resulted in an increase in property operating expenses. This is the primary reason net income decreased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- - ---------------------

The Fairview Plaza III Office Building loan is on non-accrual status, whereby income is recorded only as cash payments are received from the borrower. Pursuant to the terms of the January 1992 modification of the loan, the Partnership received payments totaling approximately $194,000 during each of the six months ended June 30, 1994 and 1993. Of the amounts received, approximately $111,000 was recorded as interest income and $83,000 as a principal reduction in 1994, and approximately $116,000 as interest income and $78,000 as a principal reduction in 1993. Interest income is presented net of mortgage servicing fees in the financial statements.

During the first half of 1994, expenditures for interior upgrades at the Oxford Hills Apartments, increased tenant expenditures at the Pacific Center Office Buildings and expenditures for common area upgrades at the 8280 Greensboro Drive and Park Center office buildings resulted in an increase in property operating expenses during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993. The Pacific Center Office Buildings operated at a loss as a result of the higher property operating expenses, and correspondingly, the affiliated joint venture partner recognized its participation in the loss of the joint venture during the first six months of 1994 as compared to income during the same period in 1993.

Due to higher accounting and portfolio management fees, administrative expenses increased during the six months and quarter ended June 30, 1994 as compared to the same periods in 1993.

Liquidity and Capital Resources
- - -------------------------------

The Partnership's cash flow provided by operating activities during the six months ended June 30, 1994 was generated from the operation of the Partnership's properties and from interest income received on the Fairview Plaza III loan and short-term investments, which was partially offset by the payment of administrative expenses. The Partnership used the cash flow provided by operating activities and a portion of cash reserves to fund investing activities, which consisted primarily of improvements to the GSB Office Building, and to fund financing activities which consisted primarily of distributions to Limited Partners and the General Partner. The cash or near cash position of the Partnership decreased at June 30, 1994 when compared to December 31, 1993. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month as mortgage payments and property operating income are received.

During the six months ended June 30, 1994 and 1993, all six of the Partnership's properties generated positive cash flow. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

During the six months ended June 30, 1994, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 311 Interests from Limited Partners at a total cost of $83,380.

In July 1994, the Partnership paid $1,157,338 ($2.50 per Taxable Interest and $3.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the second quarter of 1994. The level of this distribution was consistent with the amount distributed for the first quarter of 1994. The General Partner expects that cash flow from property operations and debt service payments on the mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and the receipts from the mortgage loan, as to which there can be no assurances.

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

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- - ------------------------------------------

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

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR EQUITY PENSION INVESTORS-I



                              By: /s/Thomas E. Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive Officer
                                  (Principal Executive Officer) of Balcor
                                  Equity Partners-I, the General Partner



                              By: /s/Allan Wood
                                  ------------------------------
                                  Allan Wood
                                  Executive Vice President, and Chief
                                  Accounting and Financial Officer (Principal
                                  Accounting and Financial Officer) of Balcor
                                  Equity Partners-I, the General Partner



Date: August 11, 1994
      --------------------