Form 10-Q
period 1994-09-30
BALCOR EQUITY PENSION INVESTORS I
filed 1994-11-10
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994
                               ------------------
                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
      EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------


Commission file number 2-85270
                       -------



                         BALCOR EQUITY PENSION INVESTORS-I
          -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Illinois                                      36-3240345
- -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


Balcor Plaza
4849 Golf Road, Skokie, Illinois                        60077-9894
- ----------------------------------------            -------------------
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

                                BALANCE SHEETS
                  September 30, 1994 and December 31, 1993
                                 (Unaudited)


                                    ASSETS

                                                   1994             1993
                                              --------------   --------------
Cash and cash equivalents                     $   7,918,273    $   8,252,048
Accounts and accrued interest receivable            261,169          501,533
Prepaid expenses                                    125,864           97,168
Deferred expenses, net of accumulated
  amortization of $440,930 in 1994 and
  and $361,332 in 1993                              381,990          433,667
                                              --------------   --------------
                                                  8,687,296        9,284,416
                                              --------------   --------------
Investment in real estate
  Land                                           10,753,713       10,753,713
  Buildings and improvements                     93,585,969       92,847,535
                                              --------------   --------------
                                                104,339,682      103,601,248
  Less accumulated depreciation                  36,543,714       33,869,463
                                              --------------   --------------
Investment in real estate, net
  of accumulated depreciation                    67,795,968       69,731,785

Investment in loan receivable                     4,177,999        4,302,683
                                              --------------   --------------
                                                 71,973,967       74,034,468
                                              --------------   --------------

                                              $  80,661,263    $  83,318,884
                                              ==============   ==============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $     174,957    $     738,476
Due to affiliates                                   195,315           96,979
Accrued real estate taxes                           752,073          240,789
Escrow liabilities                                   78,912           16,416
Security deposits                                   515,138          520,403
                                              --------------   --------------
    Total liabilities                             1,716,395        1,613,063

Affiliate's participation in joint venture        1,475,933        1,463,700

Partners' capital (359,229 Limited
  Partnership Interests issued and
  outstanding)                                   77,468,935       80,242,121
                                              --------------   --------------

                                              $  80,661,263    $  83,318,884
                                              ==============   ==============

    The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1994 and 1993
                                 (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Income:
  Rental                                      $  11,079,531    $  10,577,356
  Service                                         1,555,463        1,706,435
  Interest on short-term investments                246,258          211,457
  Interest on loan receivable                       159,453          165,794
                                              --------------   --------------
      Total income                               13,040,705       12,661,042
                                              --------------   --------------

Expenses:
  Depreciation                                    2,674,251        2,839,279
  Amortization of deferred expenses                  79,598           80,150
  Property operating                              7,105,719        5,323,584
  Real estate taxes                               1,056,613        1,138,120
  Property management fees                          543,143          544,659
  Administrative                                    511,607          420,233
                                              --------------   --------------
      Total expenses                             11,970,931       10,346,025
                                              --------------   --------------
Income before participation in joint venture      1,069,774        2,315,017

Affiliate's participation in loss (income)
  from joint venture                                 14,833          (39,174)
                                              --------------   --------------
Net income                                    $   1,084,607    $   2,275,843
                                              ==============   ==============
Net income allocated to General Partner       $     352,453    $     486,516
                                              ==============   ==============
Net income allocated to Limited Partners      $     732,154    $   1,789,327
                                              ==============   ==============
Net income per Limited Partnership
  Interest (359,229 issued and outstanding)   $        2.04    $        4.98
                                              ==============   ==============
Distributions to General Partner              $     385,779    $     424,045
                                              ==============   ==============
Distributions to Limited Partners             $   3,472,014    $   3,816,404
                                              ==============   ==============
Distributions per Limited Partnership
  Interest:
    Taxable                                   $        7.50    $        8.25
                                              ==============   ==============
    Tax-exempt                                $        9.99    $       10.98
                                              ==============   ==============

    The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1994 and 1993
                                (Unaudited)

                                                   1994             1993
                                              --------------   --------------
Income:
  Rental                                      $   3,820,943    $   3,511,140
  Service                                           443,269          488,104
  Interest on short-term investments                 95,094           72,284
  Interest on loan receivable                        52,608           54,746
                                              --------------   --------------
      Total income                                4,411,914        4,126,274
                                              --------------   --------------

Expenses:
  Depreciation                                      891,417          949,381
  Amortization of deferred expenses                  26,694           26,717
  Property operating                              2,620,581        1,901,366
  Real estate taxes                                 340,762          370,110
  Property management fees                          182,239          178,243
  Administrative                                    110,457          142,418
                                              --------------   --------------
      Total expenses                              4,172,150        3,568,235
                                              --------------   --------------

Income before participation in joint venture        239,764          558,039

Affiliate's participation in loss (income)
  from joint venture                                 10,324             (224)
                                              --------------   --------------
Net income                                    $     250,088    $     557,815
                                              ==============   ==============
Net income allocated to General Partner       $     106,346    $     142,358
                                              ==============   ==============
Net income allocated to Limited Partners      $     143,742    $     415,457
                                              ==============   ==============
Net income per Limited Partnership
  Interest (359,229 issued and outstanding)   $        0.40    $        1.16
                                              ==============   ==============
Distribution to General Partner               $     128,593    $     128,593
                                              ==============   ==============
Distribution to Limited Partners              $   1,157,338    $   1,157,338
                                              ==============   ==============
Distribution per Limited Partnership
  Interest
    Taxable                                   $        2.50    $        2.50
                                              ==============   ==============
    Tax-exempt                                $        3.33    $        3.33
                                              ==============   ==============

    The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1994 and 1993
                                  (Unaudited)


                                                   1994             1993
                                              --------------   --------------
Operating activities:
  Net income                                  $   1,084,607    $   2,275,843
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Affiliate's participation in (loss)
        income from joint venture                   (14,833)          39,174
      Depreciation of properties                  2,674,251        2,839,279
      Amortization of deferred expenses              79,598           80,150
      Net change in:
        Accounts and accrued interest
          receivable                                240,364         (296,985)
        Prepaid expenses                            (28,696)         (83,996)
        Accounts payable                           (563,519)        (567,921)
        Due to affiliates                            98,336            9,966
        Accrued real estate taxes                   511,284          531,095
        Escrow liabilities                           62,496           37,880
        Security deposits                            (5,265)           6,271
                                              --------------   --------------
  Net cash provided by operating activities       4,138,623        4,870,756
                                              --------------   --------------
Investing activities:
  Collection of principal payments on loan
    receivable                                      124,684          118,343
  Improvements to properties                       (738,434)        (271,902)
  Payment of deferred expenses                      (27,921)
                                              --------------   --------------
  Net cash used in investing activities            (641,671)        (153,559)
                                              --------------   --------------
Financing activities:
  Distributions to Limited Partners              (3,472,014)      (3,816,404)
  Distributions to General Partner                 (385,779)        (424,045)
  Capital contributions from joint venture
   partner - affiliate                               45,065          177,784
  Distributions to joint venture partner -
    affiliate                                       (17,999)         (21,959)
                                              --------------   --------------
  Net cash used in financing activities          (3,830,727)      (4,084,624)
                                              --------------   --------------

Net change in cash and cash equivalents            (333,775)         632,573
Cash and cash equivalents at beginning
  of period                                       8,252,048        8,366,537
                                              --------------   --------------
Cash and cash equivalents at end of period    $   7,918,273    $   8,999,110
                                              ==============   ==============

    The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

Several reclassifications have been made to the previously reported 1993 statements in order to provide comparability with the 1994 statements. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1994, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1994 are:


                                             Paid
                                     --------------------
                                     Nine Months  Quarter      Payable
                                     ----------- --------    ---------

    Mortgage servicing fees            $  6,417  $  1,605      $ 1,604
    Property management fees            541,665   185,338       60,432
    Reimbursement of expenses to
      the General Partner, at cost:
        Accounting                       70,845    48,536       31,936
        Data processing                  14,308    14,308       44,704
        Investor communications          17,680    12,112        8,511
        Legal                            17,716    12,137       11,705
        Portfolio management             70,549    48,334       29,165
        Other                            10,700     7,331        7,258

3. Subsequent Event:

In October 1994, the Partnership paid $1,157,338 ($2.50 per Taxable Interest and $3.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the third quarter of 1994.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. From 1986 to 1990, the Partnership accepted deeds in lieu of foreclosure on two of the loans, acquired one of its collateral properties at a foreclosure sale, and accepted prepayments on two additional loans. As of September 30, 1994, the Partnership has one loan and operates six properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Net Income
- ---------------------

Higher tenant expenditures at several of the Partnership's properties during the first nine months of 1994 resulted in an increase in property operating expenses. This is the primary reason net income decreased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993
- ---------------------

The Fairview Plaza III Office Building loan is on non-accrual status, whereby income is recorded only as cash payments are received from the borrower. Pursuant to the terms of the January 1992 modification of the loan, the Partnership received payments totaling approximately $291,000 during each of the nine months ended September 30, 1994 and 1993. Of the amounts received, approximately $166,000 was recorded as interest income and $125,000 as a principal reduction in 1994, and approximately $173,000 as interest income and $118,000 as a principal reduction in 1993. Interest income is presented net of mortgage servicing fees in the financial statements.

Due to higher interest rates earned on short-term investments during 1994, interest income on short-term investments increased during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993.

During the first nine months of 1994, expenditures for interior upgrades at the Oxford Hills Apartments and increased tenant expenditures at the Pacific Center, GSB and 8280 Greensboro Drive office buildings resulted in an increase in property operating expenses during the nine months and quarter ended September 30, 1994 as compared to the same periods in 1993. For financial statement purposes, the Pacific Center Office Buildings operated at a loss as a result of the higher property operating expenses, and correspondingly, the affiliated joint venture partner recognized a participation in the loss of the joint venture during the nine months and quarter ended September 30, 1994 as compared to income during the same periods in 1993.

Due to higher accounting and portfolio management fees, administrative expenses increased during the nine months ended September 30, 1994 as compared to the same period in 1993.

Liquidity and Capital Resources
- -------------------------------

The Partnership's cash flow provided by operating activities during the nine months ended September 30, 1994 was generated from the operation of the Partnership's properties and from interest income received on the Fairview Plaza III loan and short-term investments, which was partially offset by the payment of administrative expenses. The Partnership used the cash flow provided by operating activities and a portion of cash reserves to fund investing activities, which consisted primarily of improvements to the GSB Office Building, and to fund financing activities which consisted primarily of distributions to Limited Partners and the General Partner. The cash or near cash position of the Partnership decreased at September 30, 1994 when compared to December 31, 1993. The Partnership's cash or near cash position fluctuates during each quarter, initially decreasing with the payment of Partnership distributions for the previous quarter, and then gradually increasing each month as mortgage payments and property operating income are received.

During each of the nine months ended September 30, 1994 and 1993, all six of the Partnership's properties generated positive cash flow. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

During the nine months ended September 30, 1994, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 423 Interests from Limited Partners at a total cost of $114,393.

In October 1994, the Partnership paid $1,157,338 ($2.50 per Taxable Interest and $3.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the third quarter of 1994. The level of this distribution was consistent with the amount distributed for the second quarter of 1994. The General Partner expects that cash flow from property operations and debt service payments on the mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future distributions will be dependent on the amount of cash flow generated from property operations and the receipts from the mortgage loan, as to which there can be no assurances.

On November 4, 1994, The Balcor Company completed the sale of the assets of Allegiance Realty Group, Inc. to an unaffiliated company, Insignia Allegiance Management, Inc. ("Insignia"), which is based in Greenville, South Carolina. As a result of this transaction, Insignia has assumed the management of the Partnership's properties. This transaction is not expected to result in any material change to the property management fees paid by the Partnership.

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

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
- ------------------------------------------

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1994.


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



Date: November 10, 1994
      --------------------