Form 10-K
period 1994-12-31
BALCOR EQUITY PENSION INVESTORS I
filed 1995-03-28
CIK 723873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1994
                          -----------------
                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 2-85270
                       -------

                       BALCOR EQUITY PENSION INVESTORS-I
             ------------------------------------------------------
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

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                         Limited Partnership Interests
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                                     PART I

Item 1. Business
- ----------------

Balcor Equity Pension Investors-I (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $179,614,500 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of making first mortgage loans and investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant used the net offering proceeds to fund six loans and acquire three real property investments. During prior years, two loans were prepaid and the Registrant accepted deeds in lieu of foreclosure on two loans and foreclosed on one additional loan. As a result, the Registrant currently has one loan and owns six properties as described under Item 2. Properties.

The Partnership Agreement generally provides that the proceeds of any sale, refinancing or other disposition of properties made by the Registrant will not be reinvested, but will be distributed to the extent not required to meet the Registrant's cash requirements. The Partnership Agreement also provides that proceeds from the repayment of mortgage loans (including any sale proceeds of properties acquired through foreclosure) within 14 years of the termination of the offering may be used to make new mortgage loans. Any such new mortgage loan would generally provide for repayment in full within 15 years after the termination of the offering. The General Partner currently has no plans to make any such new mortgage loans on behalf of the Registrant.

The commercial real estate industry is beginning to emerge from several years of decline and re-structuring. Office properties have begun to emerge from the effects of overbuilding and corporate downsizing. Effective rents and occupancy levels began to increase nationally in 1994 and some markets are experiencing a shortage of large blocks of contiguous space. With new construction expected to remain at a minimum for 1995, office market conditions are expected to continue their upward performance for the next year. During 1994, institutionally owned and managed multi-family residential properties in many markets continued to experience favorable operating conditions combined with relatively low levels of new construction. These favorable operating conditions were supported by the strong pattern of national economic growth which contributed to job growth and rising income levels in most local economies. However, some rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels, while increasing rents where possible, and to monitor and control operating expenses and capital improvement requirements at the properties. All of the Registrant's six properties generated positive cash flow during 1994.

The Registrant, by virtue of its ownership of real estate is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partner is not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.

The officers and employees of Balcor Equity Partners-I, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
- ------------------

As of December 31, 1994, the Registrant owns the six properties described below:

Location                      Description of Property
- --------                      -----------------------

McLean, Virginia              8280 Greensboro Drive Office Building: a
                              nine-story office building containing
                              approximately 197,000 square feet.

Bala Cynwyd, Pennsylvania     GSB Office Building: a twelve-story office
                              building containing approximately 228,000 square feet.

St. Louis County, Missouri    Oxford Hills Apartments: a 480-unit apartment
                              complex on approximately 28 acres.

Casselberry, Florida          Oxford Square Apartments: a 283-unit apartment
                              complex on approximately 22 acres.

Dallas, Texas              *  Pacific Center Office Buildings: two nine-story
                              office buildings containing approximately 222,000 square feet.

Maitland, Florida             Park Center Office Building: a four-story office
                              building containing approximately 111,000 square feet.

* Owned by the Registrant through a joint venture with an affiliate.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.


Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of l994.


Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
- ---------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Financial Statements, Statements of Partners' Capital (Deficit) and Item 7. Liquidity and Capital Resources.

As of December 31, 1994, the number of record holders of Limited Partnership Interests of the Registrant was 20,106.


Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1994        1993        1992        1991        1990
                    ----------  ----------  ----------  ----------  ----------

Total income       $17,358,359 $16,954,147 $16,933,654 $17,360,168 $16,429,564
Provision for loan
  receivable writedown    None        None        None   3,435,632        None
Provision for invest-
  ment property
  writedowns              None   7,300,000   6,100,000  20,000,000        None
Net income (loss)    1,205,826  (5,278,978) (1,652,405)(17,856,956)  4,467,225
Net income (loss)
  per Limited Part-
  nership Interest        2.11      (16.02)      (6.30)     (51.19)      10.29
Total assets        78,832,718  83,318,884  93,878,245 103,895,612 132,922,747
Distributions per
  Taxable Limited
  Partnership Interest   10.00       10.75       13.75       16.50       18.97
Distributions per Tax-
  exempt Limited Part-
  nership Interest       13.32       14.31       18.28       21.95       47.62

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Summary of Operations
- ---------------------

During 1993, Balcor Equity Pension Investors-I (the "Partnership") recognized an investment property writedown which resulted in a net loss for 1993 as compared to net income for 1994. The Partnership also recognized an investment property writedown during 1992 which, combined with increased property related expenses during 1993, resulted in a lower net loss for 1992 as compared to 1993. Further discussion of the Partnership's operations are summarized below.


Operations
- ----------

1994 Compared to 1993
- ---------------------

Increased rental rates and/or occupancy at five of the Partnership's six properties during 1994 resulted in increased rental income in 1994 as compared to 1993.

During 1994 real estate tax reimbursement income decreased due to a reduction in the assessed value of the GSB Office Building. Additionally, the Partnership received income during 1993 related to disputed prior years' billing at the 8280 Greensboro Drive Office Building. These are the primary reasons service income decreased during 1994 as compared to 1993.

Due to higher interest rates earned on short-term investments during 1994, interest income on short-term investments increased during 1994 as compared to 1993.

Due to increased insurance expense at all of the properties, increased utilities expense at Oxford Square Apartments and the GSB and Pacific Center Office Buildings, and higher leasing costs at the 8280 Greensboro Drive, Park Center and Pacific Center office buildings, property operating expenses increased in 1994 as compared to 1993.

During 1994, expenditures for interior upgrades at the Oxford Hills and Oxford Square apartment complexes and increased tenant expenditures at the Pacific Center, Park Center and 8280 Greensboro Drive office buildings resulted in an increase in maintenance and repairs expense during 1994 as compared to 1993.

The assessed real estate tax values at the GSB, 8280 Greensboro Drive and Pacific Center office buildings were reduced in 1994 which resulted in a decrease in real estate taxes expense for 1994 as compared to 1993.

Due to higher accounting and portfolio management fees, administrative expenses increased during 1994 as compared to 1993.

In 1993, the Partnership determined that an impairment had occurred to the asset value of the 8280 Greensboro Drive Office Building. The property was written down to the Partnership's estimate of its fair value, and a $7,300,000 provision for investment property writedown was recognized in 1993.

1993 Compared to 1992
- ---------------------

During 1993 and 1992, the Partnership received additional tenant reimbursement income related to disputed prior years' billings at the 8280 Greensboro Drive Office Building. This is the primary reason service income increased during 1993 as compared to 1992.

Lower interest rates earned on short-term investments during 1993 caused a decrease in interest income on short-term investments during 1993 as compared to 1992.

During 1993, expenditures for interior upgrades at the Oxford Hills Apartments along with roof repairs at the GSB Office Building and increased tenant improvements at the Pacific Center and 8280 Greensboro Drive office buildings resulted in an increase in maintenance and repair expenses during 1993 as compared to 1992.

The Partnership recognized a $6,100,000 provision for investment property writedown related to the Pacific Center Office Buildings during 1992 as a result of an impairment to the value of this property. The Pacific Center Office Buildings are owned by a joint venture with an affiliated partnership. The affiliate's share of the writedown on the Pacific Center Office Buildings in 1992 was $1,400,000 and resulted in a decrease in the affiliate's participation in loss from joint venture in 1993 as compared to 1992.

Liquidity and Capital Resources
- -------------------------------

The Partnership's cash flow provided by operating activities during 1994 was generated from the operation of the Partnership's properties and from interest income received on the Fairview Plaza III loan and short-term investments. The Partnership used the cash flow provided by operating activities and a portion of cash reserves to fund investing activities, which consisted primarily of improvements to the GSB Office Building, and to fund financing activities which consisted primarily of distributions to Limited Partners and the General Partner. The cash position of the Partnership decreased during 1994.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures which include debt service payments. During 1994 and 1993, all six of the Partnership's properties generated positive cash flow. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties. As of December 31, 1994, the occupancy rates of the Partnership's residential properties ranged from 91% to 94% and the commercial properties ranged from 85% to 96%.

In January 1995, the Partnership paid $1,157,338 ($2.50 per Taxable Interest and $3.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the fourth quarter of 1994. During 1994, the Partnership made distributions to Limited Partners totaling $10.00 per Taxable Interest and $13.32 per Tax-exempt Interest as compared to $10.75 and $14.31 in 1993 and $13.75 and $18.28 in 1992, respectively. To date, Limited Partners have received distributions aggregating approximately $221 per $500 Taxable Interest and $313 per $500 Tax-exempt Interest, including the January 1995 distribution. The General Partner expects that the cash flow from property operations and debt service payments on the mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners. The General Partner anticipates that the quarterly distribution level will decrease in 1995 due to capital improvement programs planned for several of the Partnership's properties and significant leasing costs expected to be incurred at two of the Partnership's office buildings.

During 1994, the General Partner, on behalf of the Partnership, used amounts placed in the Repurchase Fund to repurchase 778 Interests from Limited Partners at a total cost of $212,831.

The General Partner has recently completed the outsourcing of the financial reporting and accounting services, transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Additionally, Allegiance Realty Group, Inc., which has provided property management services to all of the Partnership's properties, was sold to a third party. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partner does not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1994          December 31, 1993
                      -----------------------   -------------------------
                       Financial       Tax       Financial         Tax
                      Statements     Returns     Statements      Returns
                      ----------- ------------   ----------- ------------

Total assets          $78,832,718 $128,365,768   $83,318,884 $132,270,408
Partners' capital
 accounts:
  General Partner        (427,353)    (351,960)     (361,783)    (467,323)
  Limited Partners     76,731,576  120,732,643    80,603,904  123,992,796
Net income (loss):
  General Partner         448,802      629,735       474,493      674,972
  Limited Partners        757,024    1,369,199    (5,753,471)   1,494,005
  Per Limited Partner-
   ship Interest             2.11           (A)       (16.02)          (A)

(A) The net income is $2.89 per Tax-exempt Interest and $10.00 per Taxable Interest for 1994 and $3.17 per Tax-exempt Interest and $10.75 per Taxable Interest for 1993.


Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-I, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:


     TITLE                                   OFFICERS
     -----                                   --------

Chairman, President and Chief           Thomas E. Meador
  Executive Officer
Executive Vice President,               Allan Wood
Chief Financial Officer and
  Chief Accounting Officer
Senior Vice President                   Alexander J. Darragh
First Vice President                    Daniel A. Duhig
First Vice President                    Josette V. Goldberg
First Vice President                    Alan G. Lieberman
First Vice President                    Brian D. Parker
 and Assistant Secretary
First Vice President                    John K. Powell, Jr.
First Vice President                    Reid A. Reynolds
First Vice President                    Thomas G. Selby


Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is responsible for the
financial and administrative functions.   He is also a Director of The Balcor
Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional

(SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services.
Mr. Selby was responsible for supervising the management of residential properties in the western United States.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1994.


Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Equity Partners-I and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                   Amount
                                Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------

         Limited Partnership
           Interests          9,449 Interests        2.63%

Relatives and affiliates of the officers and partners of the General Partner own an additional 20 Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.


Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 8 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 2 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
- ------------------------------------------------------------------------

(a)
(1 & 2) See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

(3) Exhibits:

(3) The Amended and Restated Agreement of Limited Partnership and Amended and Restated Certificate of Limited Partnership, previously filed as Exhibits 3 and 4.1, respectively, to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated October 4, 1983 (Registration No. 2-85270), are incorporated herein by reference.

(4) Form of Confirmation regarding Interests in the Registrant set forth as
Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 2-85270) is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1994 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended December 31, 1994.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-I

                         By:  /s/Allan Wood
                              -----------------------------
                              Allan Wood
                              Executive Vice President, and Chief
                              Accounting and Financial Officer
                              (Principal Accounting and Financial
                              Officer) of Balcor Equity Partners-I,
                              the General Partner

Date: March 28, 1995
      ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                      Title                       Date
- ----------------------   -------------------------------      ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
 /s/Thomas E. Meador     Partners-I, the General Partner     March 28, 1995
- --------------------                                         --------------
  Thomas E. Meador

                         Executive Vice President, and Chief
                         Accounting and Financial Officer
                         (Principal Accounting and Financial
                         Officer) of Balcor Equity Partners-I,
    /s/Allan Wood        the General Partner                 March 28, 1995
- --------------------                                         --------------
     Allan Wood

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1994 and 1993

Statements of Partners' Capital for the years ended December 31, 1994, 1993 and 1992

Statements of Income and Expenses, for the years ended December 31, 1994, 1993 and 1992

Statements of Cash Flows, for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1994


Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                         REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Equity Pension Investors-I:

We have audited the accompanying balance sheets of Balcor Equity Pension Investors-I (An Illinois Limited Partnership) as of December 31, 1994 and 1993, and the related statements of partners' capital, income and expenses and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-I (An Illinois Limited Partnership) at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.










                                                           ERNST & YOUNG LLP


Chicago, Illinois
March 6, 1995

                        BALCOR EQUITY PENSION INVESTORS-I
                        (An Illinois Limited Partnership)

                                  BALANCE SHEETS
                            December 31, 1994 and 1993



                                      ASSETS


                                                   1994          1993
                                              ------------- -------------
Cash and cash equivalents                     $  7,207,000  $  8,252,048
Accounts and accrued interest receivable           164,885       501,533
Prepaid real estate taxes                           70,119        97,168
Deferred expenses, net of accumulated
  amortization of $467,624 in 1994 and
  $361,332 in 1993                                 355,296       433,667
                                              ------------- -------------
                                                 7,797,300     9,284,416
                                              ------------- -------------
Investment in real estate
  Land                                          10,753,713    10,753,713
  Buildings and improvements                    93,613,603    92,847,535
                                              ------------- -------------
                                               104,367,316   103,601,248
  Less accumulated depreciation                 37,467,239    33,869,463
                                              ------------- -------------
Investment in real estate, net
  of accumulated depreciation                   66,900,077    69,731,785

Investment in loan receivable                    4,135,341     4,302,683
                                              ------------- -------------
                                                71,035,418    74,034,468
                                              ------------- -------------
                                              $ 78,832,718  $ 83,318,884
                                              ============= =============



                         LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                              $    211,676  $    738,476
Due to affiliates                                  102,217        96,979
Accrued real estate taxes                          203,187       240,789
Escrow liabilities                                  16,088        16,416
Security deposits                                  512,606       520,403
                                              ------------- -------------
    Total liabilities                            1,045,774     1,613,063

Affiliate's participation in joint venture       1,482,721     1,463,700

Partners' capital (359,229 Limited
  Partnership Interests issued and
  outstanding)                                  76,304,223    80,242,121
                                              ------------- -------------
                                              $ 78,832,718  $ 83,318,884
                                              ============= =============

  The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PENSION INVESTORS-I
                        (An Illinois Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
              for the years ended December 31, 1994, 1993 and 1992



                                   Partners' Capital (Deficit) Accounts
                                 ----------------------------------------
                                                 General       Limited
                                     Total       Partner       Partners
                                 ------------ ------------- -------------

Balance at December 31, 1991     $99,760,358  $   (188,419) $ 99,948,777

Cash distributions (A)            (7,060,474)     (706,048)   (6,354,426)
Net (loss) income for the year
  ended December 31, 1992         (1,652,405)      610,829    (2,263,234)
                                 ------------ ------------- -------------
Balance at December 31, 1992      91,047,479      (283,638)   91,331,117

Cash distributions (A)            (5,526,380)     (552,638)   (4,973,742)
Net (loss) income for the year
  ended December 31, 1993         (5,278,978)      474,493    (5,753,471)
                                 ------------ ------------- -------------
Balance at December 31, 1993      80,242,121      (361,783)   80,603,904

Cash distributions (A)            (5,143,724)     (514,372)   (4,629,352)
Net income for the year
  ended December 31, 1994          1,205,826       448,802       757,024
                                 ------------ ------------- -------------
Balance at December 31, 1994     $76,304,223  $   (427,353) $ 76,731,576
                                 ============ ============= =============







(A)  Summary of cash distributions paid per Limited Partnership Interest:


                                     1994          1993          1992
              Taxable            ------------ ------------- -------------
              -------
              First Quarter      $      2.50  $       3.25  $       4.00
              Second Quarter            2.50          2.50          3.25
              Third Quarter             2.50          2.50          3.25
              Fourth Quarter            2.50          2.50          3.25


              Tax-exempt
              ----------
              First Quarter             3.33          4.32          5.32
              Second Quarter            3.33          3.33          4.32
              Third Quarter             3.33          3.33          4.32
              Fourth Quarter            3.33          3.33          4.32


  The accompanying notes are an integral part of the financial statements.

                        BALCOR EQUITY PENSION INVESTORS-I
                        (An Illinois Limited Partnership)

                        STATEMENTS OF INCOME AND EXPENSES
              for the years ended December 31, 1994, 1993 and 1992


                                     1994          1993          1992
                                 ------------ ------------- -------------
Income:
  Rental                         $14,844,273  $ 14,137,070  $ 14,333,914
  Service                          1,949,797     2,309,972     1,998,478
  Interest on short-term
    investments                      352,782       287,086       371,717
  Interest on loan receivable        211,507       220,019       229,545
                                 ------------ ------------- -------------
      Total income                17,358,359    16,954,147    16,933,654
                                 ------------ ------------- -------------

Expenses:
  Depreciation                     3,597,776     3,787,347     3,924,764
  Amortization of deferred
    expenses                         106,292       106,867        97,303
  Property operating               6,205,665     5,209,481     4,853,961
  Maintenance and repairs          3,517,639     3,078,934     2,275,762
  Real estate taxes                1,358,958     1,460,464     1,539,393
  Property management fees           721,850       718,119       718,310
  Administrative                     655,733       594,579       557,881
  Provision for investment
     property writedowns                         7,300,000     6,100,000
                                 ------------ ------------- -------------
      Total expenses              16,163,913    22,255,791    20,067,374
                                 ------------ ------------- -------------
Income (loss) before partici-
  pation in joint venture          1,194,446    (5,301,644)   (3,133,720)
Affiliate's participation in
  loss from joint venture             11,380        22,666     1,481,315
                                 ------------ ------------- -------------
Net income (loss)                $ 1,205,826  $ (5,278,978) $ (1,652,405)
                                 ============ ============= =============
Net income allocated to
  General Partner                $   448,802  $    474,493  $    610,829
                                 ============ ============= =============
Net income (loss) allocated to
  Limited Partners               $   757,024  $ (5,753,471) $ (2,263,234)
                                 ============ ============= =============
Net income (loss) per Limited
  Partnership Interest (359,229
  issued and outstanding)        $      2.11  $     (16.02) $      (6.30)
                                 ============ ============= =============

  The accompanying notes are an integral part of the financial statements.

                         BALCOR EQUITY PENSION INVESTORS-I
                         (An Illinois Limited Partnership)

                              STATEMENTS OF CASH FLOWS
               for the years ended December 31, 1994, 1993 and 1992



                                     1994          1993          1992
                                 ------------ ------------- -------------
Operating activities:
  Net income (loss)              $ 1,205,826  $ (5,278,978) $ (1,652,405)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Affiliate's participation
        in loss from joint
        venture                      (11,380)      (22,666)   (1,481,315)
      Depreciation of properties   3,597,776     3,787,347     3,924,764
      Amortization of deferred
        expenses                     106,292       106,867        97,303
      Provision for investment
        property writedowns                      7,300,000     6,100,000
      Net change in:
        Accounts and accrued
          interest receivable        336,648      (306,723)      114,505
        Prepaid real estate taxes     27,049        (4,790)       (8,553)
        Accounts payable            (526,800)      118,267       312,638
        Due to affiliates              5,238        12,560         2,419
        Accrued real estate taxes    (37,602)        3,044        15,160
        Escrow liabilities              (328)      (24,840)     (111,507)
        Security deposits             (7,797)       17,586        58,579
                                 ------------ ------------- -------------
  Net cash provided by
    operating activities           4,694,922     5,707,674     7,371,588
                                 ------------ ------------- -------------

Investing activities:
  Collection of principal pay-
    ments on loan receivable         167,342       158,831     2,538,486
  Improvements to properties        (766,068)     (596,660)   (1,901,023)
  Payment of deferred expenses       (27,921)                   (431,970)
                                 ------------ ------------- -------------
  Net cash used in or provided
    by investing activities         (626,647)     (437,829)      205,493
                                 ------------ ------------- -------------

Financing activities:
  Distributions to Limited
    Partners                      (4,629,352)   (4,973,742)   (6,354,426)
  Distributions to General
    Partner                         (514,372)     (552,638)     (706,048)
  Contributions from joint ven-
    ture partner - affiliate          48,400       177,784
  Distributions to joint venture
    partner - affiliate              (17,999)      (35,738)     (100,462)
                                 ------------ ------------- -------------
  Net cash used in financing
    activities                    (5,113,323)   (5,384,334)   (7,160,936)
                                 ------------ ------------- -------------

Net change in cash and
  cash equivalents                (1,045,048)     (114,489)      416,145

Cash and cash equivalents
  at beginning of year             8,252,048     8,366,537     7,950,392
                                 ------------ ------------- -------------
Cash and cash equivalents
  at end of year                 $ 7,207,000  $  8,252,048  $  8,366,537
                                 ============ ============= =============


  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

 1.  Accounting Policies:

(a) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          20 to 35
               Furniture and fixtures                  5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are capitalized to the related asset account.

(b) Deferred expenses consist of loan application and processing fees and mortgage brokerage fees which are amortized over the terms of the respective agreements, and leasing commissions which are amortized over the life of each respective lease.

(c) The Partnership's investment objectives provide for investment in income producing real property to be held for long-term appreciation. Consistent with these objectives, properties acquired through foreclosure are recorded as investments in real estate at the lower of fair value less estimated costs to sell, or cost at the date of foreclosure. The Partnership makes periodic assessments concerning possible permanent impairment to the value of all of its properties. In the event that the Partnership determines that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

(d) Interest income on the loan receivable consists of monthly payments received from the borrower, which are recorded in the period they are earned as determined by the terms of the loan agreement.

Once a loan has been placed on non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the borrower has demonstrated an ability to make regular payments under the terms of the original or renegotiated loan agreement.

For loans on which the Partnership has agreed to a modification of terms as a result of financial difficulties experienced by the borrower, interest income payments earned subsequent to the date of modification for which payment is deferred to a later date are recorded only as they are received from the borrower.

(e) Cash equivalents include all highly liquid investments with a maturity of three months or less when purchased.

(f) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

2. Partnership Agreement:

The Partnership was organized in July 1983. The Partnership Agreement provides for Balcor Equity Partners-I to be the General Partner and for the admission of Limited Partners through the sale of up to 800,000 Limited Partnership Interests at $500 per Interest, 359,229 of which were sold on or prior to February 24, 1984, the termination date of the offering.

Operating Income of the Partnership will be allocated 10% to the General Partner and 90% to the Limited Partners; however, certain components are specially allocated as described in the Partnership Agreement. Operating Losses and certain other components will be allocated 1% to the General Partner and 99% to the Limited Partners pursuant to the provisions of the Partnership Agreement.

Net Cash Receipts available for distribution will be distributed as follows:
90% to all Limited Partners; 7 1/2% to the General Partner as its distributive share from Partnership operations; and 2 1/2% to the General Partner for allocation to the Repurchase Fund which may be utilized to repurchase Interests from Limited Partners pursuant to the provisions of the Partnership Agreement.


Amounts placed in the Repurchase Fund may, at the sole discretion of the General Partner and subject to certain limitations, be used to repurchase Interests from existing Limited Partners. During 1994, the General Partner used amounts placed in the Repurchase Fund to repurchase 778 Interests from Limited Partners at a cost of $212,831. Distributions pertaining to repurchased Interests will be paid to the Repurchase Fund. To the extent that amounts in the Repurchase Fund are not utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with earnings thereon credited to the Repurchase Fund. An amount not to exceed the amount originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation if necessary to permit payment to the Limited Partners of their Original Capital plus any deficiency in their Liquidation Preference.

When and as the Partnership sells its real properties, the Net Cash Proceeds resulting therefrom which are available for distribution will be distributed only to holders of Interests until such time as they have received an amount equal to their Original Capital plus 6% per annum, non-compounded, on Adjusted Original Capital (Liquidation Preference). Thereafter, the General Partner will receive out of remaining Net Cash Proceeds an amount equal to 10% of further distributed Net Cash Proceeds, which shall be returned to the Partnership if necessary to permit payment to the Limited Partners of any deficiency in the return of their Original Capital and their Preferential Cumulative Distribution on Adjusted Original Capital in amounts ranging from 10% to 16% per annum (depending on the type of investor and the month and year in which Interests were purchased).

The Partnership Agreement provides for different allocations of profits and losses and cash distributions to Limited Partners depending on whether the investor originally acquiring the Interest was a taxable or tax-exempt entity.

3. Investment in Loan Receivable:

The Fairview Plaza III Office Building mortgage loan has been classified as a non-accrual loan as a result of delinquency and other noncompliance with the terms of the loan agreement and is therefore considered an impaired loan. At December 31, 1994, the outstanding principal balance of this loan was $4,135,341. The loan bears interest at an effective rate of 5.23% per annum and is payable in monthly installments of $32,373 through maturity in June 1997.

Under the terms of the original loan agreement, the Partnership would have received interest income of approximately $1,200,000 during 1994, 1993 and 1992. The Partnership recorded interest income on this loan of approximately $221,000 (cash basis) during 1994, $230,000 during 1993 and $240,000 during
1992. The average recorded investment in impaired loans during the year ended December 31, 1994 was approximately $4,219,012.

4. Management Agreements:

As of December 31, 1994, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for the residential properties and 3% to 6% of gross operating receipts for the commercial properties.

5. Provision for Investment Property Writedown:

In 1993, the Partnership determined that an impairment to the asset value of the 8280 Greensboro Drive office building had occurred. As a result, the property was written down by $7,300,000 representing the Partnership's estimate of the property's fair value.

The Pacific Center Office Buildings are owned by a joint venture with an affiliated partnership and are located in Dallas, Texas. The property was written down by $6,100,000 in 1992 to the Partnership's estimate of the property's fair value. The Partnership's share of this writedown was $4,700,000.

6. Affiliate's Participation in Joint Venture:

The Pacific Center Office Buildings are owned by a joint venture between the Partnership and an affiliate. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation in the joint venture. Profits, losses and distributions are allocated 77.09% to the Partnership and 22.91% to the affiliate. The net loss for 1992 included $1,400,000 which represented the affiliate's share of a provision for investment property writedown relating to this property.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles, will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the Partnership recognized net income of $1,205,826 in 1994 in the financial statements and recognized net income of $1,998,934 in 1994 in the tax returns of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/94         12/31/93         12/31/92
                          --------------   --------------   --------------
                           Paid   Payable   Paid   Payable   Paid   Payable
                          ------  -------  ------  -------  ------  -------

Mortgage servicing fees  $  9,625 $   802 $  9,625 $   802 $ 11,764 $   802
Property management fees  663,299    None  719,636  58,954  671,738  60,471
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting             87,470  30,226   79,315   6,610   60,509   4,792
    Data processing        57,714  13,007   74,578  19,731   79,965   6,468
    Investor communi-
      cations              30,605   8,983   21,629   1,649   35,109   2,780
    Legal                  25,026  12,774   19,834   1,653   23,610   1,870
    Portfolio management  114,105  28,793   78,983   6,582   80,896   6,406
    Other                  11,024   7,632   11,979     998   10,489     830

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program. The Partnership's premiums to the deductible insurance program were $116,846, $77,368 and $71,644 for 1994, 1993 and 1992, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all six of the Partnership's properties until the affiliate was sold to a third-party in November 1994.

9. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of office space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) to be received by the Partnership for the GSB, Pacific Center, Park Center and 8280 Greensboro Drive office buildings based on operating leases held at December 31, 1994 are approximately as follows:

                         1995         $  8,309,000
                         1996            7,096,000
                         1997            5,987,000
                         1998            4,583,000
                         1999            3,365,000
                         Thereafter      5,311,000
                                      ------------

                                      $ 34,651,000
                                      ============

The Partnership is subject to the usual business risks regarding the collection of these rentals.

10.  Subsequent Event:

In January 1995, the Partnership paid $1,157,338 ($2.50 per Taxable Interest and $3.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the fourth quarter of 1994.

                                    BALCOR EQUITY PENSION INVESTORS-I
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
        Col.  A                Col.  B         Col.  C                       Col.  D
- ----------------------        --------- ---------------------  ----------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership           Subsequent to Acquisition
                                        --------------------    ---------------------------------
                                                   Buildings              Carrying     Reduction
                               Encum-               and Im-    Improve-     Costs       of Basis
     Description               brances    Land    provements     ments       (a)           (b)
- ---------------------          -------  -------- ------------  ---------  ---------     ---------

8280 Greensboro Drive
  Office Building,
  197,000 sq. ft.,
  McLean, VA                    None  $4,595,052  $32,581,745 $1,182,041            $(13,423,952)

GSB Office Building,
  228,000 sq. ft.,
  Bala Cynwyd, PA               None   1,417,000   20,078,955  4,660,930    $55,968

Oxford Hills Apts.,
  480 units, St. Louis
  County, MO                    None   1,920,000   17,442,935                44,999

Oxford Square Apts.,
  283 units,
  Casselberry, FL               None   1,202,242   10,182,623

Pacific Center
  Office Buildings,
  222,000 sq. ft.,
  Dallas, TX                    None   5,060,000   32,440,000    728,364     37,560  (23,550,000)

Park Center Office
  Building,
  111,000 sq. ft.,
  Maitland, FL                  None   1,946,175    8,184,878  1,379,801              (3,800,000)
                                     ----------- ------------  ---------   -------- ------------

    Total                            $16,140,469 $120,911,136 $7,951,136   $138,527 $(40,773,952)
                                     =========== ============  =========   ======== ============

                                    BALCOR EQUITY PENSION INVESTORS-I
                                    (An Illinois Limited Partnership)

                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                         as of December 31, 1994
                                               (Continued)
       Col.  A                         Col.  E                Col.  F     Col.  G  Col.  H    Col.  I
- ------------------------   -------------------------------  -----------  --------  -------    -------

                               Gross Amounts at Which                                        Life Upon
                             Carried at Close of Period                                    Which Depre-
                            -------------------------------                                 ciation in
                                     Buildings               Accumulated   Date     Date   Latest Income
                                      and Im-       Total     Deprecia-   of Con-   Acq-     Statement
    Description             Land    provements     (c)(d)      tion(d)   struction  uired   is Computed
- -------------------       --------  ----------   ----------   ---------  ---------- ----- --------------

8280 Greensboro Drive
  Office Building,
  197,000 sq. ft.,
  McLean, VA            $2,977,313 $21,957,573  $24,934,886  $3,558,516     1987  12/90(e)      (f)

GSB Office Building,
  228,000 sq. ft.,
  Bala Cynwyd, PA        1,420,694  24,792,159   26,212,853  11,729,458     1959    7/84        (f)

Oxford Hills Apts.,
  480 units, St. Louis
  County, MO             1,924,464  17,483,470   19,407,934   9,424,698     1969    6/84        (f)

Oxford Square Apts.,
  283 units,
  Casselberry, FL        1,202,242  10,182,623   11,384,865   2,910,986     1986  12/86(g)      (f)

Pacific Center
  Office Buildings,
  222,000 sq. ft.,
  Dallas, TX             1,924,959  12,790,965   14,715,924   7,816,121      (h)    11/84       (f)

Park Center Office
  Building,
  111,000 sq. ft.,
  Maitland, FL           1,304,041   6,406,813    7,710,854   2,027,460     1984  12/86(g)      (f)
                       ----------- ----------- ------------ -----------

    Total              $10,753,713 $93,613,603 $104,367,316 $37,467,239
                       =========== =========== ============ ===========

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(b) The carrying basis of the 8280 Greensboro Drive office building was reduced in 1991 and 1993, the Pacific Center office building was reduced in 1991 and 1992 and the Park Center office building was reduced in 1991 due to a permanent impairment in the value of these properties. In addition, amounts held in escrow on behalf of the borrower of the 8280 Greensboro Drive Office Building were used in 1991 to reduce the basis of this property.

(c) The aggregate cost of land for Federal income tax purposes is $16,168,508 and the aggregate cost of buildings and improvements for Federal income tax purposes is $132,310,308. The total of these is $148,478,816.

(d)                      Reconciliation of Real Estate
                         -----------------------------
                                       1994         1993         1992
                                     ----------   ----------   ----------

Balance at beginning of year       $103,601,248 $110,304,588 $114,503,565

     Additions during year:
       Improvements                     766,068      596,660    1,901,023

     Reductions during year:
       Investment property
         writedowns                               (7,300,000)  (6,100,000)
                                   ------------ ------------ ------------
     Balance at end of year        $104,367,316 $103,601,248 $110,304,588
                                   ============ ============ ============

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------
                                       1994         1993         1992
                                     ----------   ----------   ----------

     Balance at beginning of year   $33,869,463  $30,082,116  $26,157,352

     Depreciation expense for
       the year                       3,597,776    3,787,347    3,924,764
                                    -----------  -----------  -----------

     Balance at end of year         $37,467,239  $33,869,463  $30,082,116
                                    ===========  ===========  ===========

(e)  During 1990, this property was acquired at a foreclosure sale.

(f) Depreciation expense is computed based upon the following estimated useful lives:

                                                     Years
                                                     -----

               Buildings and improvements          20 to 35
               Furniture and fixtures                  5

(g) During 1986, these properties were acquired through acceptance of deeds in lieu of foreclosure.

(h) These office buildings were completed in two phases in 1983 and 1984.