Form 10-Q
period 1995-03-31
BALCOR EQUITY PENSION INVESTORS I
filed 1995-05-15
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - -----
      EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995
                               --------------
                                       OR

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

                                BALANCE SHEETS
                     March 31, 1995 and December 31, 1994
                                  (Unaudited)

                                    ASSETS
                                                   1995          1994
                                              ------------- -------------
Cash and cash equivalents                     $  7,847,834  $  7,207,000
Accounts and accrued interest receivable           251,867       164,885
Prepaid expenses                                   126,339        70,119
Deferred expenses, net of accumulated
  amortization of $494,318 in 1995 and
  and $467,624 in 1994                             328,602       355,296
                                              ------------- -------------
                                                 8,554,642     7,797,300
                                              ------------- -------------
Investment in real estate
  Land                                          10,753,713    10,753,713
  Buildings and improvements                    93,671,997    93,613,603
                                              ------------- -------------
                                               104,425,710   104,367,316
  Less accumulated depreciation                 38,371,471    37,467,239
                                              ------------- -------------
Investment in real estate, net
  of accumulated depreciation                   66,054,239    66,900,077

Investment in loan receivable                    4,092,122     4,135,341
                                              ------------- -------------
                                                70,146,361    71,035,418
                                              ------------- -------------

                                              $ 78,701,003  $ 78,832,718
                                              ============= =============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                              $    214,459  $    211,676
Due to affiliates                                  147,467       102,217
Accrued real estate taxes                          275,777       203,187
Escrow liabilities                                  30,573        16,088
Security deposits                                  507,156       512,606
                                              ------------- -------------
    Total liabilities                            1,175,432     1,045,774

Affiliate's participation in joint venture       1,515,309     1,482,721

Partners' capital (359,229 Limited
  Partnership Interests issued and
  outstanding)                                  76,010,262    76,304,223
                                              ------------- -------------

                                              $ 78,701,003  $ 78,832,718
                                              ============= =============
  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
               for the quarters ended March 31, 1995 and 1994
                                 (Unaudited)

                                                   1995          1994
                                              ------------- -------------
Income:
  Rental                                      $  3,625,995  $  3,599,922
  Service                                          411,444       539,917
  Interest on short-term investments               112,072        71,159
  Interest on loan receivable                       51,494        53,693
                                              ------------- -------------
      Total income                               4,201,005     4,264,691
                                              ------------- -------------
Expenses:
  Depreciation                                     904,232       891,417
  Amortization of deferred expenses                 26,694        26,376
  Property operating                             1,604,282     2,081,891
  Real estate taxes                                331,425       354,704
  Property management fees                         170,047       175,357
  Administrative                                   139,767       217,028
                                              ------------- -------------
      Total expenses                             3,176,447     3,746,773
                                              ------------- -------------
Income before participation in
  joint venture                                  1,024,558       517,918
Affiliate's participation in (income) loss
  from joint venture                               (32,588)       21,330
                                              ------------- -------------
Net income                                    $    991,970  $    539,248
                                              ============= =============
Net income allocated to General Partner       $    181,688  $    135,255
                                              ============= =============
Net income allocated to Limited Partners      $    810,282  $    403,993
                                              ============= =============
Net income per Limited Partnership
  Interest (359,229 issued and outstanding)   $       2.26  $       1.12
                                              ============= =============
Distribution to General Partner               $    128,593  $    128,593
                                              ============= =============
Distribution to Limited Partners              $  1,157,338  $  1,157,338
                                              ============= =============
Distribution per Limited Partnership
  Interest:
    Taxable                                   $       2.50  $       2.50
                                              ============= =============
    Tax-exempt                                $       3.33  $       3.33
                                              ============= =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                 for the quarters ended March 31, 1995 and 1994
                                  (Unaudited)

                                                   1995          1994
                                              ------------- -------------
Operating activities:
  Net income                                  $    991,970  $    539,248
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Affiliate's participation in income
        (loss) from joint venture                   32,588       (21,330)
      Depreciation of properties                   904,232       891,417
      Amortization of deferred expenses             26,694        26,376
      Net change in:
        Accounts and accrued interest
          receivable                               (86,982)       42,492
        Prepaid expenses                           (56,220)      (32,114)
        Accounts payable                             2,783      (585,833)
        Due to affiliates                           45,250       118,741
        Accrued real estate taxes                   72,590        44,646
        Escrow liabilities                          14,485        18,576
        Security deposits                           (5,450)        7,991
                                              ------------- -------------
  Net cash provided by operating activities      1,941,940     1,050,210
                                              ------------- -------------
Investing activities:
  Collection of principal payments on loan
    receivable                                      43,219        41,020
  Improvements to properties                       (58,394)     (350,996)
                                              ------------- -------------
  Net cash used in  investing
    activities                                     (15,175)     (309,976)
                                              ------------- -------------
Financing activities:
  Distribution to Limited Partners              (1,157,338)   (1,157,338)
  Distribution to General Partner                 (128,593)     (128,593)
  Capital contributions from joint venture
    partner - affiliate                                           39,600
                                              ------------- -------------
  Net cash used in financing activities         (1,285,931)   (1,246,331)
                                              ------------- -------------
Net change in cash and cash equivalents            640,834      (506,097)
Cash and cash equivalents at beginning
  of period                                      7,207,000     8,252,048
                                              ------------- -------------
Cash and cash equivalents at end of period    $  7,847,834  $  7,745,951
                                              ============= =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the three months ended March 31, 1995 are:

                                        Paid       Payable
                                     ----------  ---------

    Mortgage servicing fees              $2,406  $    802
    Reimbursement of expenses to
      the General Partner, at cost         None   146,665

3. Subsequent Event:

In April 1995, the Partnership paid $1,157,338 ($2.50 per Taxable Interest and $3.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the first quarter of 1995.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. The Partnership accepted deeds in lieu of foreclosure on two of the loans, acquired one of its collateral properties at a foreclosure sale, and accepted prepayments on two additional loans. As of March 31, 1995, the Partnership has one loan and operates six properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
- - ----------

Summary of Net Income
- - ---------------------

Reduced tenant expenditures at several of the Partnership's properties during the first three months of 1995 resulted in decreased property operating expenses. This is the primary reason net income increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

1995 Compared to 1994
- - ---------------------

A decrease in common area maintenance reimbursements from tenants at the 8280 Greensboro Drive Office Building resulted in lower service income for the quarter ended March 31, 1995 as compared to the same period in 1994.

The Fairview Plaza III Office Building loan is on non-accrual status, whereby income is recorded only as cash payments are received from the borrower. Pursuant to the terms of the January 1992 modification of the loan, the Partnership received payments totaling approximately $97,000 during each of the quarters ended March 31, 1995 and 1994. Of the amounts received, approximately $54,000 was recorded as interest income and $43,000 as a principal reduction in 1995, and approximately $56,000 as interest income and $41,000 as a principal reduction in 1994. Interest income is presented net of mortgage servicing fees in the financial statements.

Due to higher interest rates earned on short-term investments during 1995, interest income on short-term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Decreased tenant expenditures and utility expenses at the Pacific Center, GSB and 8280 Greensboro Drive office buildings as well as decreased snow removal and janitorial expenses at the GSB Office Building resulted in a decrease in property operating expenses during the quarter ended March 31, 1995 as compared to the same period in 1994. The Pacific Center Office Buildings generated income as a result of lower property operating expenses which resulted in affiliate's participation in income from joint venture for the quarter ended March 31, 1995 as compared to a loss during the same period in 1994.

Due to decreases in portfolio management and other professional fees, administrative expenses decreased during the quarter ended March 31, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
- - -------------------------------

The cash position of the Partnership increased at March 31, 1995 when compared to December 31, 1994. The Partnership's cash flow provided by operating activities during 1995 was generated from the operation of the Partnership's properties and from interest income received on the Fairview Plaza III loan and short-term investments, which were partially offset by the payment of administrative expenses. The Partnership used the cash flow provided by operating activities to fund investing activities, which consisted of improvements to the Park Center Office Building, which was partially offset by the collection of principal payments received on the Fairview Plaza III loan, and to fund financing activities which consisted of distributions to Limited Partners and the General Partner.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the first quarter of 1995, all six of the Partnership's properties generated positive cash flow. During the quarter ended March 31, 1994, five of the Partnership's six properties generated positive cash flow while the Pacific Center Office Building generated a marginal cash flow deficit. The improvement in cash flow at the Pacific Center Office Building was primarily due to decreased tenant and utility costs. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties. As of March 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 88% to 93% and the commercial properties ranged from 89% to 100%.

In April 1995, the Partnership paid $1,157,338 ($2.50 per Taxable Interest and $3.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the first quarter of 1995. The level of this distribution was consistent with the amount distributed for the fourth quarter of 1994. To date, Limited Partners have received distributions aggregating approximately $224 per $500 Taxable Interest and $316 per $500 Tax-exempt Interest, including the April 1995 distribution. The General Partner expects that the cash flow from property operations and debt service payments on the mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners. Due to capital improvement programs planned for several of the Partnership's properties and significant leasing costs expected to be incurred at two of the Partnership's office buildings, the General Partner anticipates temporarily decreasing the regular quarterly distribution level later this year in order to meet the capital requirements of the Partnership's assets.

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

(27) Financial Data Schedule of the Registrant for the three month period ending March 31, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1995.

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



                              By: /s/Brian Parker
                                  ------------------------------
                                  Brian Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners-I, the
                                  General Partner



Date: May 15, 1995
      --------------------