Form 10-Q
period 1995-06-30
BALCOR EQUITY PENSION INVESTORS I
filed 1995-08-14
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1995
                               -------------
                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the transition period from              to
                               ------------    ------------

Commission file number 2-85270
                       -------

                       BALCOR EQUITY PENSION INVESTORS-I
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Illinois                                      36-3240345
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                      60015
----------------------------------------            -------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600
                                                   --------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                                BALANCE SHEETS
                     June 30, 1995 and December 31, 1994
                                 (Unaudited)

                                    ASSETS
                                                  1995            1994
                                             -------------   -------------
Cash and cash equivalents                    $  8,150,766    $  7,207,000
Accounts and accrued interest receivable          203,055         164,885
Prepaid expenses                                  362,687          70,119
Deferred expenses, net of accumulated
  amortization of $521,012 in 1995 and
  and $467,624 in 1994                            301,908         355,296
                                             -------------   -------------
                                                9,018,416       7,797,300
                                             -------------   -------------
Investment in real estate:
  Land                                         10,753,713      10,753,713
  Buildings and improvements                   93,671,997      93,613,603
                                             -------------   -------------
                                              104,425,710     104,367,316
  Less accumulated depreciation                39,275,703      37,467,239
                                             -------------   -------------
Investment in real estate, net
  of accumulated depreciation                  65,150,007      66,900,077
Investment in loan receivable                   4,048,336       4,135,341
                                             -------------   -------------
                                               69,198,343      71,035,418
                                             -------------   -------------
                                             $ 78,216,759    $ 78,832,718
                                             =============   =============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $    206,547    $    211,676
Due to affiliates                                  12,222         102,217
Accrued real estate taxes                         551,554         203,187
Escrow liabilities                                 51,622          16,088
Security deposits                                 502,476         512,606
                                             -------------   -------------
    Total liabilities                           1,324,421       1,045,774

Affiliate's participation in joint venture      1,459,078       1,482,721

Partners' capital (359,229 Limited
  Partnership Interests issued and
  outstanding)                                 75,433,260      76,304,223
                                             -------------   -------------
                                             $ 78,216,759    $ 78,832,718
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
              for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Rental                                     $  7,370,882    $  7,258,588
  Service                                       1,022,250       1,112,194
  Interest on short-term investments              224,910         151,164
  Interest on loan receivable                     102,420         106,845
                                             -------------   -------------
      Total income                              8,720,462       8,628,791
                                             -------------   -------------
Expenses:
  Depreciation                                  1,808,464       1,782,834
  Amortization of deferred expenses                53,388          52,904
  Property operating                            3,763,406       4,485,138
  Real estate taxes                               662,810         715,851
  Property management fees                        348,025         360,904
  Administrative                                  329,270         401,150
                                             -------------   -------------
      Total expenses                            6,965,363       7,798,781
                                             -------------   -------------
Income before participation in joint venture    1,755,099         830,010
Affiliate's participation in  (income) loss
  from joint venture                              (54,200)          4,509
                                             -------------   -------------
Net income                                   $  1,700,899    $    834,519
                                             =============   =============
Net income allocated to General Partner      $    335,071    $    246,107
                                             =============   =============
Net income allocated to Limited Partners     $  1,365,828    $    588,412
                                             =============   =============
Net income per Limited Partnership
  Interest (359,229 issued and outstanding)  $       3.80    $       1.64
                                             =============   =============
Distributions to General Partner             $    257,186    $    257,186
                                             =============   =============
Distributions to Limited Partners            $  2,314,676    $  2,314,676
                                             =============   =============
Distributions per Limited Partnership
  Interest:
    Taxable                                  $       5.00    $       5.00
                                             =============   =============
    Tax-exempt                               $       6.66    $       6.66
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Income:
  Rental                                     $  3,744,887    $  3,658,666
  Service                                         610,806         572,277
  Interest on short-term investments              112,838          80,005
  Interest on loan receivable                      50,926          53,152
                                             -------------   -------------
      Total income                              4,519,457       4,364,100
                                             -------------   -------------
Expenses:
  Depreciation                                    904,232         891,417
  Amortization of deferred expenses                26,694          26,528
  Property operating                            2,159,124       2,403,247
  Real estate taxes                               331,385         361,147
  Property management fees                        177,978         185,547
  Administrative                                  189,503         184,122
                                             -------------   -------------
      Total expenses                            3,788,916       4,052,008
                                             -------------   -------------
Income before participation in joint venture      730,541         312,092
Affiliate's participation in income from
  joint venture                                   (21,612)        (16,821)
                                             -------------   -------------
Net income                                   $    708,929    $    295,271
                                             =============   =============
Net income allocated to General Partner      $    153,383    $    110,852
                                             =============   =============
Net income allocated to Limited Partners     $    555,546    $    184,419
                                             =============   =============
Net income per Limited Partnership
  Interest (359,229 issued and outstanding)  $       1.54    $       0.52
                                             =============   =============
Distribution to General Partner              $    128,593    $    128,593
                                             =============   =============
Distribution to Limited Partners             $  1,157,338    $  1,157,338
                                             =============   =============
Distribution per Limited Partnership
  Interest:
    Taxable                                  $       2.50    $       2.50
                                             =============   =============
    Tax-exempt                               $       3.33    $       3.33
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                          STATEMENTS OF CASH FLOWS
              for the six months ended June 30, 1995 and 1994
                                 (Unaudited)

                                                  1995            1994
                                             -------------   -------------
Operating activities:
  Net income                                 $  1,700,899    $    834,519
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Affiliate's participation in income
        (loss) from joint venture                  54,200          (4,509)
      Depreciation of properties                1,808,464       1,782,834
      Amortization of deferred expenses            53,388          52,904
      Net change in:
        Accounts and accrued interest
          receivable                              (38,170)        242,686
        Prepaid expenses                         (292,568)         55,798
        Accounts payable                           (5,129)       (583,934)
        Due to affiliates                         (89,995)        170,225
        Accrued real estate taxes                 348,367         330,081
        Escrow liabilities                         35,534          40,536
        Security deposits                         (10,130)          6,795
                                             -------------   -------------
  Net cash provided by operating activities     3,564,860       2,927,935
                                             -------------   -------------
Investing activities:
  Collection of principal payments on
    loan receivable                                87,005          82,579
  Improvements to properties                      (58,394)       (690,160)
  Payment of deferred expenses                                    (27,921)
                                             -------------   -------------
  Net cash provided by (used in) investing
   activities                                      28,611        (635,502)
                                              ------------   -------------
Financing activities:
  Distributions to Limited Partners            (2,314,676)     (2,314,676)
  Distributions to General Partner               (257,186)       (257,186)
  Capital contributions from joint venture
    partner - affiliate                                            45,065
  Distributions to joint venture
    partner - affiliate                           (77,843)
                                             -------------   -------------
  Net cash used in financing activities        (2,649,705)     (2,526,797)
                                             -------------   -------------
Net change in cash and cash equivalents           943,766        (234,364)
Cash and cash equivalents at beginning
  of period                                     7,207,000       8,252,048
                                             -------------   -------------
Cash and cash equivalents at end of period   $  8,150,766    $  8,017,684
                                             =============   =============

  The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months ended June 30, 1995 are:

                                            Paid
                                    ----------------------
                                     Six Months   Quarter     Payable
                                     ----------- --------     ---------
   Mortgage servicing fees             $  4,812  $  2,406     $   802
   Reimbursement of expenses to
     the General Partner, at cost       204,019   204,019      11,420


3. Subsequent Event:

In July 1995, the Partnership paid $809,824 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the second quarter of 1995.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. The Partnership accepted deeds in lieu of foreclosure on two of the loans, acquired one of its collateral properties at a foreclosure sale, and accepted prepayments on two additional loans. As of June 30, 1995, the Partnership has one loan and operates six properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Net Income
---------------------

Reduced tenant related expenditures at several of the Partnership's commercial properties during the first six months of 1995 resulted in decreased property operating expenses. This is the primary reason net income increased during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

1995 Compared to 1994
---------------------

A decrease in common area maintenance reimbursements from tenants at Park Center and Pacific Center office buildings resulted in lower service income for the six months ended June 30, 1995 as compared to the same period in 1994. However, for the quarter ended June 30, 1995 service income increased as compared to the same period in 1994 as a result of higher common area maintenance reimbursements from tenants at the GSB and 8280 Greensboro Drive office buildings.

The Fairview Plaza III Office Building loan is on non-accrual status, whereby income is recorded only as cash payments are received from the borrower. Pursuant to the terms of the January 1992 modification of the loan, the Partnership received payments totaling approximately $194,000 during each of the six months ended June 30, 1995 and 1994. Of the amounts received, approximately $107,000 was recorded as interest income and $87,000 as a principal reduction in 1995, and approximately $111,000 as interest income and $83,000 as a principal reduction in 1994. Interest income is presented net of mortgage servicing fees in the financial statements.

Increased cash available for short-term investment and higher average interest rates were the primary reasons for an increase in interest income on short-term investments during the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Decreased tenant related expenditures at the Pacific Center and GSB office buildings and lower exterior painting costs at the Oxford Square Apartments along with reduced common area repairs at the Park Center Office Building resulted in lower property operating expenses for the six months and quarter ended June 30, 1995 as compared to the same periods in 1994.

Primarily due to a decrease in portfolio management fees, administrative expense decreased for the six months ended June 30, 1995 as compared to the same period in 1994.

The Pacific Center Office Building generated income in 1995 due to lower tenant related expenditures which resulted in affiliated participation in income from joint venture for the six months ended June 30, 1995 as compared to a loss during the same period in 1994. For the quarter ended June 30, 1995, the Pacific Center Office Building generated increased income due to lower tenant related expenditures which resulted in an increase in affiliate participation in income from joint venture for the quarter ended June 30, 1995 as compared to the same period in 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased at June 30, 1995 when compared to December 31, 1994. The Partnership's cash flow provided by operating activities during 1995 was generated from the operation of the Partnership's properties and from interest income received on the Fairview Plaza III loan and short-term investments, which were partially offset by the payment of administrative expenses. The cash provided by investing activities consisted of the collection of principal payments on the Partnership's note receivable which was partially offset by improvements to the Park Center Office Building. Financing activities consisted of distributions to Limited Partners and the General Partner and distributions to a joint venture with an affiliate.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the first six months of 1995 and 1994, all six of the Partnership's properties generated positive cash flow. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties. As of June 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 90% to 95% and the commercial properties ranged from 89% to 100%.

In July 1995, the Partnership paid $809,824 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the second quarter of 1995. In addition, during July 1995, the Partnership paid $67,485 to the General Partner as its distributive share of the cash flow distributed for the second quarter of 1995 and made a contribution of $22,495 to the Repurchase Fund. The level of this distribution decreased as compared to the first quarter of 1995. Capital improvement programs are planned for several of the Partnership's properties and significant leasing costs are expected to be incurred at two of the Partnership's office buildings, which resulted in the General Partner temporarily decreasing the regular quarterly distribution level in order to meet the capital requirements of the Partnership's assets. To date, Limited Partners have received distibutions aggregating approximately $226 per $500 Taxable Interest and $318 per $500 Tax-exempt Interest, including the July 1995 distribution. The General Partner expects that the cash flow from property operations and debt service payments on the mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners.

During the six months ended June 30, 1995, the General Partner used amounts placed in the Repurchase Fund to repurchase 245 Interests from Limited Partners at a cost of $68,029.

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

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1995 is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1995.

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



                              By: /s/Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners-I, the
                                  General Partner



Date: August 14, 1995
      --------------------