Form 10-Q
period 1995-09-30
BALCOR EQUITY PENSION INVESTORS I
filed 1995-11-09
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                  September 30, 1995 and December 31, 1994
                                 (Unaudited)

                                    ASSETS

                                                1995             1994
                                           --------------   --------------
Cash and cash equivalents                  $   8,866,709    $   7,207,000
Accounts and accrued interest receivable         344,549          164,885
Prepaid expenses                                 340,676           70,119
Deferred expenses, net of accumulated
  amortization of $547,703 in 1995
  and $467,624 in 1994                           275,217          355,296
                                           --------------   --------------
                                               9,827,151        7,797,300
                                           --------------   --------------
Investment in real estate:
  Land                                        10,753,713       10,753,713
  Buildings and improvements                  93,671,997       93,613,603
                                           --------------   --------------
                                             104,425,710      104,367,316
  Less accumulated depreciation               40,181,759       37,467,239
                                           --------------   --------------
Investment in real estate, net
  of accumulated depreciation                 64,243,951       66,900,077

Investment in loan receivable                  4,003,975        4,135,341
                                           --------------   --------------
                                              68,247,926       71,035,418
                                           --------------   --------------
                                           $  78,075,077    $  78,832,718
                                           ==============   ==============

                         LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     218,613    $     211,676
Due to affiliates                                 21,047          102,217
Accrued real estate taxes                        724,753          203,187
Escrow liabilities                                72,670           16,088
Security deposits                                504,032          512,606
                                           --------------   --------------
    Total liabilities                          1,541,115        1,045,774

Affiliate's participation in joint venture     1,453,661        1,482,721

Partners' capital (359,229 Limited
  Partnership Interests issued and
  outstanding)                                75,080,301       76,304,223
                                           --------------   --------------
                                           $  78,075,077    $  78,832,718
                                           ==============   ==============

    The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
           for the nine months ended September 30, 1995 and 1994
                                 (Unaudited)


                                                1995             1994
                                           --------------   --------------
Income:
  Rental                                   $  11,060,224    $  11,079,531
  Service                                      1,445,470        1,555,463
  Interest on short-term investments             344,221          246,258
  Interest on loan receivable                    152,772          159,453
                                           --------------   --------------
      Total income                            13,002,687       13,040,705
                                           --------------   --------------

Expenses:
  Depreciation                                 2,714,520        2,674,251
  Amortization of deferred expenses               80,079           79,598
  Property operating                           5,908,232        7,105,719
  Real estate taxes                              995,312        1,056,613
  Property management fees                       520,061          543,143
  Administrative                                 466,184          511,607
                                           --------------   --------------
      Total expenses                          10,684,388       11,970,931
                                           --------------   --------------
Income before participation in joint venture   2,318,299        1,069,774

Affiliate's participation in (income) loss
  from joint venture                             (70,555)          14,833
                                           --------------   --------------
Net income                                 $   2,247,744    $   1,084,607
                                           ==============   ==============
Net income allocated to General Partner    $     472,410    $     352,453
                                           ==============   ==============
Net income allocated to Limited Partners   $   1,775,334    $     732,154
                                           ==============   ==============
Net income per Limited Partnership
  Interest (359,229 issued and outstanding)$        4.94    $       2.04
                                           ==============   ==============
Distributions to General Partner           $     347,166    $     385,779
                                           ==============   ==============
Distributions to Limited Partners          $   3,124,500    $   3,472,014
                                           ==============   ==============
Distributions per Limited Partnership
  Interest:
    Taxable                                $        6.75    $        7.50
                                           ==============   ==============
    Tax-exempt                             $        8.99    $        9.99
                                           ==============   ==============

    The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS-I
                      (An Illinois Limited Partnership)

                      STATEMENTS OF INCOME AND EXPENSES
             for the quarters ended September 30, 1995 and 1994
                                (Unaudited)

                                                1995             1994
                                           --------------   --------------
Income:
  Rental                                   $   3,689,342    $   3,820,943
  Service                                        423,220          443,269
  Interest on short-term investments             119,311           95,094
  Interest on loan receivable                     50,352           52,608
                                           --------------   --------------
      Total income                             4,282,225        4,411,914
                                           --------------   --------------

Expenses:
  Depreciation                                   906,056          891,417
  Amortization of deferred expenses               26,691           26,694
  Property operating                           2,144,826        2,620,581
  Real estate taxes                              332,502          340,762
  Property management fees                       172,036          182,239
  Administrative                                 136,914          110,457
                                           --------------   --------------
      Total expenses                           3,719,025        4,172,150
                                           --------------   --------------

Income before participation in joint venture     563,200          239,764

Affiliate's participation in (income) loss
  from joint venture                             (16,355)          10,324
                                           --------------   --------------
Net income                                 $     546,845    $     250,088
                                           ==============   ==============
Net income allocated to General Partner    $     137,339    $     106,346
                                           ==============   ==============
Net income allocated to Limited Partners   $     409,506    $     143,742
                                           ==============   ==============
Net income per Limited Partnership
  Interest (359,229 issued and outstanding)$        1.14    $        0.40
                                           ==============   ==============
Distribution to General Partner            $      89,980    $     128,593
                                           ==============   ==============
Distribution to Limited Partners           $     809,824    $   1,157,338
                                           ==============   ==============
Distribution per Limited Partnership
  Interest:
    Taxable                                $        1.75    $        2.50
                                           ==============   ==============
    Tax-exempt                             $        2.33    $        3.33
                                           ==============   ==============

    The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                             STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994
                                  (Unaudited)

                                                1995             1994
                                           --------------   --------------
Operating activities:
  Net income                               $   2,247,744    $   1,084,607
  Adjustments to reconcile net income
    to net cash provided by operating
     activities:
      Affiliate's participation in income
        (loss) from joint venture                 70,555          (14,833)
      Depreciation of properties               2,714,520        2,674,251
      Amortization of deferred expenses           80,079           79,598
      Net change in:
        Accounts and accrued interest
          receivable                            (179,664)         240,364
        Prepaid expenses                        (270,557)         (28,696)
        Accounts payable                           6,937         (563,519)
        Due to affiliates                        (81,170)          98,336
        Accrued real estate taxes                521,566          511,284
        Escrow liabilities                        56,582           62,496
        Security deposits                         (8,574)          (5,265)
                                           --------------   --------------
  Net cash provided by operating activities    5,158,018        4,138,623
                                           --------------   --------------
Investing activities:
  Collection of principal payments on loan
    receivable                                   131,366          124,684
  Improvements to properties                     (58,394)        (738,434)
  Payment of deferred expenses                                    (27,921)
                                           --------------   --------------
  Net cash provided by or (used in)
    investing activities                          72,972         (641,671)
                                           --------------   --------------
Financing activities:
  Distributions to Limited Partners           (3,124,500)      (3,472,014)
  Distributions to General Partner              (347,166)        (385,779)
  Capital contributions from joint venture
   partner - affiliate                                             45,065
  Distributions to joint venture partner -
    affiliate                                    (99,615)         (17,999)
                                           --------------   --------------
  Net cash used in financing activities       (3,571,281)      (3,830,727)
                                           --------------   --------------
Net change in cash and cash equivalents        1,659,709         (333,775)
Cash and cash equivalents at beginning
  of period                                    7,207,000        8,252,048
                                           --------------   --------------
Cash and cash equivalents at end of period $   8,866,709    $   7,918,273
                                           ==============   ==============

   The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1995, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months ended September 30, 1995 are:

                                               Paid
                                      ----------------------
                                     Nine Months     Quarter    Payable
                                     -----------    ---------  ---------
   Mortgage servicing fees              $  7,218     $  2,406   $    802
   Reimbursement of expenses to
     the General Partner, at cost        234,586       30,567     20,245


3. Subsequent Event:

In October 1995, the Partnership paid $809,824 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the third quarter of 1995.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. The Partnership accepted deeds in lieu of foreclosure on two of the loans, acquired one of its collateral properties at a foreclosure sale, and accepted prepayments on two additional loans. As of September 30, 1995, the Partnership has one loan and operates six properties.

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

Operations
----------

Summary of Net Income
---------------------

Reduced tenant related expenditures at two of the Partnership's office buildings and lower expenditures for interior upgrades at the Oxford Hills Apartments resulted in an increase in net income during the nine months and quarter ended September 30, 1995 as compared to the same periods in 1994. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994
---------------------

Unless otherwise noted, discussions of fluctuations between 1995 and 1994 refer to both the quarter and nine months ended September 30, 1995 and 1994.

The Fairview Plaza III Office Building loan is on non-accrual status, whereby income is recorded only as cash payments are received from the borrower. Pursuant to the terms of the January 1992 modification of the loan, the Partnership received payments totaling approximately $291,000 during each of the nine months ended September 30, 1995 and 1994. Of the amounts received, approximately $160,000 was recorded as interest income and $131,000 as a principal reduction in 1995, and approximately $166,000 as interest income and $125,000 as a principal reduction in 1994. Interest income is presented net of mortgage servicing fees in the financial statements.

Increased cash available for short-term investment and higher average interest rates were the primary reasons for an increase in interest income on short-term investments during 1995 as compared to the same periods in 1994.

Decreased tenant related expenditures at the Pacific Center and GSB office buildings and lower expenditures for interior upgrades at the Oxford Hills Apartments resulted in lower property operating expenses for 1995 as compared to the same periods in 1994.

Administrative expense increased for the quarter ended September 30, 1995 as compared to the same period in 1994 due to an increase in third party professional fees.

The Pacific Center Office Building generated income in 1995 due to lower tenant related expenditures, which resulted in affiliated participation in income from the joint venture for 1995 as compared to a loss during 1994.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased as of September 30, 1995 as compared to December 31, 1994. The increase resulted primarily from the cash flow generated from the operation of the Partnership's properties, a portion of which was used for distributions to Limited Partners and the General Partner.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the first nine months of 1995 and 1994, all six of the Partnership's properties generated positive cash flow. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties. As of September 30, 1995, the occupancy rates of the Partnership's residential properties ranged from 95% to 98% and the commercial properties ranged from 93% to 100%.

In October 1995, the Partnership paid $809,824 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the third quarter of 1995. In addition, during October 1995, the Partnership paid $67,485 to the General Partner as its distributive share of the cash flow distributed for the third quarter of 1995 and made a contribution of $22,495 to the Repurchase Fund. The level of this distribution was consistent with the amount distributed for the second quarter of 1995. Including the October 1995 distribution, Limited Partners have received distributions aggregating approximately $228 per $500 Taxable Interest and $320 per $500 Tax-exempt Interest. The General Partner expects that the cash flow from property operations and debt service payments on the mortgage loan should enable the Partnership to continue making quarterly distributions to Limited Partners.

During the nine months ended September 30, 1995, the General Partner used amounts placed in the Repurchase Fund to repurchase 588 Interests from Limited Partners at a cost of $165,179.

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

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1995 is attached hereto.

(b) Reports on  Form 8-K:   A Current Report  on Form 8-K  dated September  14,
1995, as amended by Form 8-K/A dated October 27, 1995, was filed reporting a change in the Registrant's certifying public accountants.

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



Date: November 8, 1995
      --------------------