Form 10-K
period 1995-12-31
BALCOR EQUITY PENSION INVESTORS I
filed 1996-04-01
CIK 723873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
                          -----------------
                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from               to
                               -------------    -------------

Commission file number 2-85270
                       -------

                       BALCOR EQUITY PENSION INVESTORS-I
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Illinois                                      36-3240345
- -------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

2355 Waukegan Road
Bannockburn, Illinois                                      60015
- ----------------------------------------             -------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (847) 267-1600
                                                   --------------
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

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

Item 1. Business
- ----------------

Balcor Equity Pension Investors-I (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $179,614,500 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of holding first mortgage loans for investment and investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant used the net offering proceeds to fund six loans and acquire three real property investments. During 1995 one loan was prepaid. In prior years, two loans were prepaid and the Registrant accepted deeds in lieu of foreclosure on two loans and foreclosed on one additional loan. As a result, the Registrant currently owns six properties as described under Item 2. Properties and has no loans remaining.

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

Overall, the investment real estate market saw gradual improvement over the last year. This improvement has taken place in an environment of generally low interest rates and little or no new supply, parameters which may not exist in the next few years. Demand for real estate space, while projected to improve in line with the overall economy, is also vulnerable to external forces. The major challenges facing the real estate industry today include increased international competition, corporate restructurings, new computer and communications technologies, an aging population and potential revisions of the tax code. In addition, the increased flow of capital to real estate through new vehicles such as commercial mortgage-backed securities and REITs could spur new construction at unsupportable levels, as well as impact existing property values.

Operationally, existing apartment properties continued to register occupancy percentages in the 90s, with average rents rising at an annual rate of between 3 and 4 percent. Apartments are still considered one of the top real estate asset classes in terms of performance. However, some markets are experiencing new construction of rental units which, if unrestrained, could impact the performance of existing properties. Most of the new construction is aimed at the two segments of the rental market which are growing the fastest: low-income households and upper-income households who prefer to rent rather than own. Of all the major asset classes, apartments typically display the least volatility in terms of property values.

With virtually no new construction over the past few years, the national office market has experienced consistently rising occupancy rates and, recently, rising rental rates. Investor interest has also returned, typically preferring suburban buildings over their downtown counterparts. Except for properties built for a specific tenant, the economic feasibility of new construction in most markets is still several years away. Build-to-suit construction for large companies currently in leased space could restrict office appreciation rates over the next few years. In addition, increased vacancies could result from companies who restructure their workforce in order to reduce their occupancy costs.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Registrant's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

Activity for the purchase of limited partnership interests ("tender offers") has increased in real estate limited partnerships generally. Many of these tender offers have been made by investors seeking to make a profit from the purchase of the interests. In the event a tender offer is made for interests in the Registrant, the General Partner will issue a response to Limited Partners expressing the General Partner's opinion regarding the offer. Certain administrative costs will be incurred to respond to a tender offer. The General Partner cannot predict with any certainty what impact a tender offer will have on the operations or management of the Registrant.

During 1995, the Registrant received a prepayment of the Fairview loan receivable. See Item 7. Liquidity and Capital Resources for additional information.

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

As of December 31, 1995, the Registrant owned the six properties described below:

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

* Owned by the Registrant through a joint venture with an affiliate. See Note 7 of Notes to Financial Statements for additional information.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Note 6 of Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
- -------------------------

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of l995.

Item 4. Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
- ---------------------------------------------------------------------
Matters
- -------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Item 7. Liquidity and Capital Resources.

As of December 31, 1995, the number of record holders of Limited Partnership Interests of the Registrant was 19,950.

Item 6. Selected Financial Data
- -------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1995        1994        1993        1992        1991
                    ----------  ----------  ----------  ----------  ----------

Total income       $17,688,318 $17,358,359 $16,954,147 $16,933,654 $17,360,168
Provision for loan
  receivable writedown    None        None        None        None   3,435,632
Provision for invest-
  ment property
  writedowns              None        None   7,300,000   6,100,000  20,000,000
Net income (loss)    2,236,014   1,205,826  (5,278,978) (1,652,405)(17,856,956)
Net income (loss)
  per Limited Part-
  nership Interest        4.66        2.11      (16.02)      (6.30)     (51.19)
Total assets        76,467,433  78,832,718  83,318,884  93,878,245 103,895,612
Distributions per
  Taxable Limited
  Partnership Interest(A) 8.50       10.00        10.75      13.75       16.50
Distributions per Tax-
  exempt Limited Part-
  nership Interest(A)    11.32       13.32        14.31      18.28       21.95

(A) No distributions of original capital were made in any of the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
- -----------------------------------------------------------------------
Results of Operations
- ---------------------

Operations
- ----------

Summary of Operations
- ---------------------

Lower tenant related expenditures at certain of the Balcor Equity Pension Investors-I (the "Partnership") office buildings and lower expenditures for interior upgrades at the Oxford Hills Apartments resulted in an increase in net income for 1995 as compared to 1994. During 1993, the Partnership recognized an investment property writedown which resulted in a net loss for 1993 as compared to net income for 1994. Further discussion of the Partnership's operations are summarized below.

1995 Compared to 1994
- ---------------------

Increased cash available for short-term investment and higher average interest rates were the primary reasons for an increase in interest income on short-term investments during 1995 as compared to 1994.

In December 1995, the Fairview Plaza III loan receivable was prepaid in full. In connection with this prepayment, the Partnership received a prepayment premium of $187,270 which was recorded as interest income on loan receivable. This resulted in an increase in interest on loan receivable for 1995 as compared to 1994.

The Fairview Plaza III Office Building loan was on non-accrual status before the loan was prepaid, whereby income is recorded only as cash payments are received from the borrower. Pursuant to the terms of the January 1992 modification of the loan, the Partnership received payments totaling approximately $356,000 and $388,000 during each of the years ended December 31, 1995 and 1994, respectively. Of the amounts received, approximately $195,000 was recorded as interest income and $161,000 as a principal reduction in 1995, and approximately $221,000 as interest income and $167,000 as a principal reduction in 1994. Interest income is presented net of mortgage servicing fees in the financial statements.

As a result of the Fairview Plaza III loan prepayment, deferred fees relating to loan application and processing were fully amortized. This resulted in an increase in amortization of deferred expenses in 1995 as compared to 1994.

Lower tenant related expenditures at the Pacific Center, GSB and 8280 Greensboro Drive office buildings and lower expenditures for interior upgrades at the Oxford Hills Apartments resulted in lower property operating expenses for 1995 as compared to 1994.

A lower assessed value and tax rate in 1995 at the Oxford Hills Apartments resulted in a decrease in real estate tax expense in 1995 as compared to 1994.

In connection with the 1995 Fairview Plaza III loan prepayment, the Partnership recognized a loss on collection of mortgage loan receivable of $228,372 representing the difference between the amount prepaid under the contractual terms of the note and the carrying amount of the note for financial statement purposes.

The Pacific Center Office Building generated income in 1995 due to lower tenant related expenditures, which resulted in affiliate's minority interest in income from the joint venture for 1995 as compared to a loss during 1994.

1994 Compared to 1993
- ---------------------

Increased rental rates and occupancy at five of the Partnership's six properties during 1994 resulted in increased rental income in 1994 as compared to 1993.

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

Increased insurance expense at all the properties and higher leasing costs at 8280 Greeensboro Drive Office Building, in addition to increased tenant expenditures at the Pacific Center, Park Center and 8280 Greensboro Drive office buildings and interior upgrades to the Oxford Hills and Oxford Square apartment complexes resulted in an increase in property operating expense during 1994 as compared to 1993.

The assessed real estate tax values at the GSB, 8280 Greensboro Drive and Pacific Center office buildings were reduced in 1994 which resulted in a decrease in real estate taxes expense for 1994 as compared to 1993.

Due to higher accounting and portfolio management fees, administrative expenses increased during 1994 as compared to 1993.

In 1993, the Partnership determined that an impairment had occurred to the asset value of the 8280 Greensboro Drive office building located in McLean, Virginia. The market in which the property is located experienced a decline in rental rates and continued high vacancy rates due to corporate downsizing, defense industry cutbacks and a general weakening in the overall economy. The property was written down to the Partnership's estimate of its fair value, and a $7,300,000 provision for investment property writedown was recognized in 1993.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased as of December 31, 1995 as compared to December 31, 1994 due primarily to the prepayment of the Fairview Plaza III loan receivable. The Partnership's cash provided by operating activities included the cash flow from operation of the Partnership's properties and from interest income received on the Fairview Plaza III loan and short-term investments which was partially offset by the payment of administrative expenses. The cash provided by investing activities consisted of principal payments and proceeds received from the prepayment of the Fairview Plaza III loan which was partially offset by leasing commissions paid and improvements to properties. The net cash used in financing activities consisted of distributions to Limited Partners, the General Partner and to a joint venture partner affiliate.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During 1995, five properties generated positive cash flow as compared to all six properties during 1994. Park Center Office Building generated a marginal cash flow deficit during 1995 as compared to positive cash flow in 1994 due to significant leasing costs.

As of December 31, 1995, the occupancy rates of the Partnership's residential properties ranged from 92% to 98% and the commercial properties ranged from 92% to 100%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties has become increasingly favorable to sellers of these properties. As a result, the General Partner is exploring an acceleration of its strategy to sell the Partnership's residential properties. Additionally, the General Partner will explore the sale of its commercial properties over the next year if market conditions are favorable.

In December 1995, the Partnership received $3,932,676 as payment in full under the contractual terms of the Fairview Plaza III Office Building loan receivable. The amount received consists of funds advanced of $3,745,406 and a prepayment premium of $187,270. The Partnership recognized a loss on collection of mortgage loan receivable of $228,372 representing the difference between the amount repaid under the contractual terms of the note and the carrying amount for financial statement purposes. See Note 4 of Notes to Financial Statements for additional information.

The Partnership made four distributions to Limited Partners totaling $8.50, $10.00 and $10.75 per Interest in each of 1995, 1994 and 1993, respectively, for the Taxable Investors and four distributions totaling $11.32, $13.32 and $14.31 per Interest in each of 1995, 1994 and 1993, respectively, for the Tax-Exempt Investors. Cash flow decreased in 1995 as compared to 1994 due to capital improvement programs undertaken at several of the Partnership's properties and significant leasing costs incurred at two of the Partnership's office buildings. Cash flow decreased in 1994 as compared to 1993 due to significant leasing costs incurred at several of the Partnership's office buildings. See Statement of Partners' Capital for additional information.

In January 1996, the Partnership paid $809,824 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the fourth quarter of 1995. In addition, during January 1996, the Partnership paid $67,485 to the General Partner as its distributive share of the Net Cash Receipts distributed for the fourth quarter of 1995 and made a contribution of $22,495 to the Repurchase Fund. The level of this distribution is consistent with that of the prior quarter. Including the January 1996 distribution, Limited Partners have received distributions aggregating approximately $229 per $500 Taxable Interest, of which $216 represents Net Cash Receipts and $13 represents Net Cash Proceeds and $323 per $500 Tax-exempt Interest, of which $287 represents Net Cash Receipts and $36 represents Net Cash Proceeds. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners.

During 1995, the General Partner used amounts placed in the Repurchase Fund to repurchase 647 Interests from Limited Partners at a cost of $176,469.

In 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which established accounting standards for impairment of long-lived assets and long-lived assets to be disposed of. This statement has been adopted by the Partnership as of January 1, 1995, and did not have a material impact on the financial position or results of operations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data
- ---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1995         December 31, 1994
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                     -----------  ------------  ----------- ------------

Total assets         $76,467,433  $121,136,136  $78,832,718 $128,365,768
Partners' capital
 (deficit) accounts:
  General Partner       (302,421)      (51,020)    (427,353)    (351,960)
  Limited Partners    74,471,189   119,065,499   76,731,576  120,732,643
Net income:
  General Partner        562,077       738,085      448,802      629,735
  Limited Partners     1,673,937     2,267,180      757,024    1,369,199
  Per Limited Partner-
   ship Interest             4.66           (A)         2.11          (A)


(A) The net income is $5.98 per Tax-exempt Interest and $8.50 per Taxable Interest for 1995 and $2.89 per Tax-exempt Interest and $10.00 per Taxable Interest for 1994.

Item 9. Changes in and Disagreements with Accountants on Accounting and
- -----------------------------------------------------------------------
Financial Disclosure
- --------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent accountants for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two fiscal years ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
- -----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-I, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

            TITLE                            OFFICERS
            -----                            --------

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   Josette V. Goldberg
Senior Vice President                   Alan G. Lieberman
Senior Vice President, Chief            Brian D. Parker
   Financial Officer, Treasurer
   and Assistant Secretary
Senior Vice President                   John K. Powell, Jr.

Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a Director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

John K. Powell Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1995.

Item 11. Executive Compensation
- -------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. Certain of these officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- -----------------------------------------------------------------------

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Equity Partners-I (principally through the Repurchase Fund) and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:


                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership
           Interests         10,097 Interests       2.81%

Relatives and affiliates of the officers and partners of the General Partner do not own any Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
- -------------------------------------------------------

(a & b) See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 3 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

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

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 2-85270) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1995 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K/A dated October 27, 1995, amending the Current Report on Form 8-K dated September 19, 1995 reporting a change in the Registrant's certifying accountant, was filed (Commission File No. 2-85270).

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-I

                         By: /s/Brian D. Parker
                             -----------------------------
                             Brian D. Parker
                             Senior Vice President, and Chief
                             Financial Officer (Principal
                             Accounting and Financial
                             Officer) of Balcor Equity Partners-I,
                             the General Partner

Date: March 29, 1996
      ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
- ----------------------   -------------------------------     ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/Thomas E. Meador      Partners-I, the General Partner    March 29, 1996
- --------------------                                        --------------
  Thomas E. Meador

                         Senior Vice President, and Chief
                         Financial Officer (Principal
                         Accounting and Financial
                         Officer) of Balcor Equity Partners-I,
 /s/Brian D. Parker      the General Partner                March 29, 1996
- --------------------                                        --------------
  Brian D. Parker

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1995 and 1994

Statements of Partners' Capital for the years ended December 31, 1995, 1994 and 1993

Statements of Income and Expenses, for the years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows, for the years ended December 31, 1995, 1994 and 1993

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1995


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the partners of
Balcor Equity Pension Investors-I:

We have audited the accompanying balance sheet and the financial statement schedule of Balcor Equity Pension Investors-I (An Illinois Limited Partnership) as of December 31, 1995 and the related statements of partners' capital (deficit), income and expenses, and cash flows for the year then ended. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-I at December 31, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                              COOPERS & LYBRAND L.L.P.


Chicago, Illinois
March 27, 1996

                        REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Equity Pension Investors-I:

We have audited the accompanying balance sheet of Balcor Equity Pension Investors-I (An Illinois Limited Partnership) as of December 31, 1994 and the related statements of partners' capital, income and expenses and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-I at December 31, 1994 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.






                                        ERNST & YOUNG LLP


Chicago, Illinois
March 6, 1995

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1995 and 1994

                                    ASSETS

                                                  1995            1994
                                             --------------- --------------
Cash and cash equivlants                     $   11,305,552  $   7,207,000
Accounts and accrued interest receivable            436,233        164,885
Prepaid expenses                                    208,240         70,119
Deferred expenses, net of accumulated
  amortization of $610,552 in 1995
  and $467,624 in 1994                              447,989        355,296
                                             --------------- --------------
                                                 12,398,014      7,797,300
                                             --------------- --------------
Investment in real estate:
  Land                                           10,753,713     10,753,713
  Buildings and improvements                     94,459,569     93,613,603
                                             --------------- --------------
                                                105,213,282    104,367,316
  Less accumulated depreciation                  41,143,863     37,467,239
                                             --------------- --------------
Investment in real estate, net
  of accumulated depreciation                    64,069,419     66,900,077
Investment in loan receivable                                    4,135,341
                                             --------------- --------------
                                                 64,069,419     71,035,418
                                             --------------- --------------
                                             $   76,467,433  $  78,832,718
                                             =============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      238,377  $     211,676
Due to affiliates                                    27,398        102,217
Accrued real estate taxes                           204,076        203,187
Escrow liabilities                                                  16,088
Security deposits                                   491,955        512,606
                                             --------------- --------------
    Total liabilities                               961,806      1,045,774
Affiliate's minority interest in
  joint venture                                   1,336,859      1,482,721
Limited Partners' capital (359,229
  Partnership Interests issued and
  outstanding)                                   74,471,189     76,731,576
General Partner's deficit                          (302,421)      (427,353)
                                             --------------- --------------
    Total Partners capital                       74,168,768     76,304,223
                                             --------------- --------------
                                             $   76,467,433  $  78,832,718
                                             =============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1995, 1994 and 1993



                                Partners' Capital (Deficit) Accounts
                                -----------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                ------------- ------------- -------------

Balance at December 31, 1992    $  91,047,479  $   (283,638) $ 91,331,117

Cash distributions (A)             (5,526,380)     (552,638)   (4,973,742)
Net income (loss) for the year
  ended December 31, 1993          (5,278,978)      474,493    (5,753,471)
                                ------------- ------------- -------------
Balance at December 31, 1993       80,242,121      (361,783)   80,603,904

Cash distributions (A)             (5,143,724)     (514,372)   (4,629,352)
Net income for the year
  ended December 31, 1994           1,205,826       448,802       757,024
                                ------------- ------------- -------------
Balance at December 31, 1994       76,304,223      (427,353)   76,731,576

Cash distributions (A)             (4,371,469)     (437,145)   (3,934,324)
Net income for the year
  ended December 31, 1995           2,236,014       562,077     1,673,937
                                ------------- ------------- -------------
Balance at December 31, 1995    $  74,168,768  $   (302,421) $ 74,471,189
                                ============= ============= =============


(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                      1995          1994          1993
     Taxable                    -------------- ------------- ------------
     --------
     First Quarter              $        2.50  $       2.50  $      3.25
     Second Quarter                      2.50          2.50         2.50
     Third Quarter                       1.75          2.50         2.50
     Fourth Quarter                      1.75          2.50         2.50

     Tax-exempt
     ----------
     First Quarter                       3.33          3.33         4.32
     Second Quarter                      3.33          3.33         3.33
     Third Quarter                       2.33          3.33         3.33
     Fourth Quarter                      2.33          3.33         3.33


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1995, 1994 and 1993

                                     1995          1994          1993
                                ------------- ------------- -------------
Income:
  Rental                        $  15,051,128 $  14,844,273 $  14,137,070
  Service                           1,768,853     1,949,797     2,309,972
  Interest on short-term
    investments                       472,431       352,782       287,086
  Interest on loan receivable         395,906       211,507       220,019
                                ------------- ------------- -------------
      Total income                 17,688,318    17,358,359    16,954,147
                                ------------- ------------- -------------
Expenses:
  Depreciation                      3,676,624     3,597,776     3,787,347
  Amortization of deferred
    expenses                          142,928       106,292       106,867
  Property operating                8,900,522     9,723,304     8,288,415
  Real estate taxes                 1,146,044     1,358,958     1,460,464
  Property management fees            689,037       721,850       718,119
  Administrative                      656,146       655,733       594,579
  Provision for investment
     property writedowns                                        7,300,000
  Loss on collection of
     mortgage loan receivable         228,372
                                ------------- ------------- -------------
      Total expenses               15,439,673    16,163,913    22,255,791
                                ------------- ------------- -------------
Income (loss) before partici-
  pation in joint venture           2,248,645     1,194,446    (5,301,644)
Affiliate's minority interest in
  (income) loss from joint
  venture                             (12,631)       11,380        22,666
                                ------------- ------------- -------------
Net income (loss)               $   2,236,014 $   1,205,826 $  (5,278,978)
                                ============= ============= =============
Net income allocated to
  General Partner               $     562,077 $     448,802 $     474,493
                                ============= ============= =============
Net income (loss) allocated to
  Limited Partners              $   1,673,937 $     757,024 $  (5,753,471)
                                ============= ============= =============
Net income (loss) per Limited
  Partnership Interest (359,229
  issued and outstanding)       $        4.66 $        2.11 $      (16.02)
                                ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1995, 1994 and 1993

                                     1995          1994          1993
                                ------------- ------------- -------------
Operating activities:
  Net income (loss)             $   2,236,014 $   1,205,826 $  (5,278,978)
  Adjustments to reconcile net
    income (loss) to net cash
    provided by operating
    activities:
      Affiliate's minority
        interest in income (loss)
        from joint venture             12,631       (11,380)      (22,666)
      Depreciation of properties    3,676,624     3,597,776     3,787,347
      Amortization of deferred
        expenses                      142,928       106,292       106,867
      Provision for investment
        property writedown                                      7,300,000
      Loss on collection of
        mortgage loan receivable      228,372
      Payment of deferred
         expenses                    (235,621)      (27,921)
      Net change in:
        Accounts and accrued
          interest receivable        (271,348)      336,648      (306,723)
        Prepaid expenses             (138,121)       27,049        (4,790)
        Accounts payable               26,701      (526,800)      118,267
        Due to affiliates             (74,819)        5,238        12,560
        Accrued real estate taxes         889       (37,602)        3,044
        Escrow liabilities            (16,088)         (328)      (24,840)
        Security deposits             (20,651)       (7,797)       17,586
                                ------------- ------------- -------------
  Net cash provided by
    operating activities            5,567,511     4,667,001     5,707,674
                                ------------- ------------- -------------
Investing activities:
  Collection of principal pay-
    ments on loan receivable        3,906,969       167,342       158,831
  Improvements to properties         (845,966)     (766,068)     (596,660)
                                ------------- ------------- -------------
  Net cash provided by or used
    in investing activities         3,061,003      (598,726)     (437,829)
                                ------------- ------------- -------------
Financing activities:
  Distributions to Limited
    Partners                       (3,934,324)   (4,629,352)   (4,973,742)
  Distributions to General
    Partner                          (437,145)     (514,372)     (552,638)
  Contributions from joint ven-
    ture partner - affiliate                         48,400       177,784
  Distributions to joint venture
    partner - affiliate              (158,493)      (17,999)      (35,738)
                                ------------- ------------- -------------
  Net cash used in financing
    activities                     (4,529,962)   (5,113,323)   (5,384,334)
                                ------------- ------------- -------------
Net change in cash and
  cash equivalents                  4,098,552    (1,045,048)     (114,489)
Cash and cash equivalents
  at beginning of year              7,207,000     8,252,048     8,366,537
                                ------------- ------------- -------------
Cash and cash equivalents
  at end of year                $  11,305,552 $   7,207,000 $   8,252,048
                                ============= ============= =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.  Nature of the Partnership's Business:

Balcor Equity Pension Investors-I is engaged principally in the operation of residential and commercial real estate located in various markets within the United States and to a lesser extent, investment in first mortgage loans.

2. Accounting Policies:

(a) The preparation of the financial statements in conformity with generally accepted accounting principles requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could vary from those estimates.

(b) Depreciation expense is computed using the straight-line method. Rates used in the determination of depreciation are based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements          20 to 35
               Furniture and fixtures                 5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are capitalized to the related asset account.

(c) Interest income on the loan receivable consisted of monthly payments received from the borrower, which were recorded in the period they were earned as determined by the terms of the loan agreement. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner, when in the opinion of the General Partner, an impairment had occurred in the value of the collateral property securing the loan.

Once a loan has been placed on non-accrual status, income is recorded only as cash payments are received from the borrower until such time as the borrower has demonstrated an ability to make regular payments under the terms of the original or renegotiated loan agreement. The Partnership received a prepayment of it's last mortgage loan receivable in December 1995.

For loans on which the Partnership has agreed to a modification of terms as a result of financial difficulties experienced by the borrower, interest income payments earned subsequent to the date of modification for which payment is deferred to a later date are recorded only as they are received from the borrower.

(d) Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties by dividing the property's expected net operating income by a risk adjusted rate of return or by applying a discounted cash flow analysis both of which consider economic and demographic conditions in the market. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

Loan losses on mortgage notes receivable were charged to income when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan balance was transferred to real estate, after the fair value of the property less costs of disposal was assessed. Upon the transfer to real estate, a new basis in the property was established. Consistent with the Partnership's investment objectives to own income producing real property to be held for long-term appreciation, real estate acquired through foreclosure is recorded as investment in real estate.

(e) Deferred expenses consist of loan application and processing fees and mortgage brokerage fees which are amortized over the terms of the respective agreements, and leasing commissions which are amortized over the life of each respective lease.

(f) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(g) Cash and cash equivalents include all highly liquid investments with a maturity of three months or less when purchased. Cash and cash equivalents are primarily held with four issuers of commercial paper, approximately 70% of which are with two issuers.

(h) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements from operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) A reclassification has been made to the previously reported 1994 and 1993 financial statements to conform with the classification used in 1995. This reclassification has not changed the 1994 and 1993 results.

3. Partnership Agreement:

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

Amounts placed in the Repurchase Fund may, at the sole discretion of the General Partner and subject to certain limitations, as set forth in the Partnership Agreement, be used to repurchase Interests from existing Limited Partners. During 1995, the General Partner used amounts placed in the Repurchase Fund to repurchase 647 Interests from Limited Partners at a cost of $176,469. All repurchases of Interests have been made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions pertaining to repurchased Interests will be paid to the Repurchase Fund. To the extent that amounts in the Repurchase Fund are not utilized to repurchase Interests, such amounts are invested in short-term interest-bearing instruments with earnings thereon credited to the Repurchase Fund. An amount not to exceed the amount originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation which will be accounted for as a capital contribution from the General Partner, if necessary to permit payment to the Limited Partners of their Original Capital plus any deficiency in their Liquidation Preference.

When and as the Partnership sells its real properties, the Net Cash Proceeds resulting therefrom which are available for distribution will be distributed only to holders of Interests until such time as they have received an amount equal to their Original Capital plus 6% per annum, non-compounded, on Adjusted Original Capital (Liquidation Preference). Net Cash Proceeds will be distributed among the Taxable and Tax-exempt Limited Partners in accordance with the Partnership Agreement. Thereafter, the General Partner will receive 10% of further distributed Net Cash Proceeds, which shall be returned to the Partnership if necessary to permit payment to the Limited Partners of any deficiency in the return of their Original Capital and their Preferential

Cumulative Distribution on Adjusted Original Capital in amounts ranging from 10% to 16% per annum (depending on the type of investor and the month and year in which Interests were purchased).

The Partnership Agreement provides for different allocations of profits and losses and Net Cash Receipts and Net Cash Proceeds distributions to Limited Partners depending on whether the investor originally acquiring the Interest was a taxable or tax-exempt entity.

4. Investment in Loan Receivable:

In December 1995, the Partnership received $3,932,676 as payment in full under the contractual terms of the Fairview Plaza III Office Building mortgage loan. The amount received consists of funds advanced of $3,745,406 and a prepayment premium of $187,270. The Partnership recognized a loss on collection of mortgage loan receivable of $228,372 representing the difference between the amount repaid under the contractual terms of the note and the carrying amount for financial statement purposes.

The Fairview Plaza III Office Building mortgage loan had been classified as a non-accrual loan as a result of delinquency and other noncompliance with the terms of the loan agreement and was therefore considered an impaired loan.

Under the terms of the original loan agreement, the Partnership would have received interest income of approximately $1,100,000 during 1995 and $1,200,000 during 1994 and 1993, respectively. The Partnership recorded interest income on this loan of approximately $195,000 (cash basis) during 1995, $221,000 (cash basis) during 1994 and $230,000 during 1993. The average recorded investment in impaired loans during the year ended December 31, 1995 and 1994 was approximately $4,054,709 and $4,219,012, respectively.

5. Management Agreements:

As of December 31, 1995, all of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 5% of gross operating receipts for the residential properties and 3% to 6% of gross operating receipts for the commercial properties.

6. Provision for Investment Property Writedown:

The Partnership determined that an impairment to the asset value of the 8280 Greensboro Drive office building located in McLean, Virginia had occurred. The market in which the property is located experienced a decline in rental rates and continued high vacancy rates due to corporate downsizing, defense industry cutbacks and a general weakening in the overall economy. As a result, the property was written down by $7,300,000 to approximately $22,058,000 in 1993 representing the Partnership's estimate of the property's fair value.

7. Affiliate's Minority Interest in Joint Venture:

The Pacific Center Office Buildings are owned by a joint venture between the Partnership and an affiliate. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment of profit or loss for the affiliate's participation in the joint venture. Profits, losses and distributions are allocated 77.09% to the Partnership and 22.91% to the affiliate. Distributions were made to the joint venture partner of $158,493 in 1995, and net contributions of $30,401 and $142,046 were received from the joint venture partner in 1994 and 1993, respectively.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles ("GAAP"), will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1995 in the financial statements is $769,251 less than the tax income of the Partnership for the same period resulting primarily from differences in the commercial property capitalization policy for tax and GAAP which was partially offset by higher tax basis depreciation.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/95         12/31/94         12/31/93
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees    $9,625 $   569 $  9,625 $   802 $  9,625 $   802
Property management fees None None 663,299 None 719,636 58,954 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting             69,227   5,662   87,470  30,226   79,315   6,610
    Data processing        29,559   2,201   57,714  13,007   74,578  19,731
    Investor communi-
      cations              10,066    None   30,605   8,983   21,629   1,649
    Legal                  28,821   2,350   25,026  12,774   19,834   1,653
    Portfolio management  133,190  16,552  114,105  28,793   78,983   6,582
    Other                  10,561      64   11,024   7,632   11,979     998


The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $98,265, $116,846 and $77,368 for 1995, 1994 and 1993, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed all six of the Partnership's properties until the affiliate was sold to a third-party in November 1994.

10. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of office space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) to be received by the Partnership for the GSB, Pacific Center, Park Center and 8280 Greensboro Drive office buildings based on operating leases held at December 31, 1995 are approximately as follows:

                         1996         $  9,557,000
                         1997            9,048,000
                         1998            7,855,000
                         1999            5,977,000
                         2000            3,902,000
                         Thereafter      5,949,000
                                      ------------
                                      $ 42,288,000
                                      ============

Minimum rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales in excess of stipulated minimums. Percentage rentals were not significant during 1995, 1994 and 1993. The Partnership is subject to the usual business risks regarding the collection of these rentals.

11. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

12. Subsequent Event:

In January 1996, the Partnership paid $809,824 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the fourth quarter of 1995.

                                   BALCOR EQUITY PENSION INVESTORS-I
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995

        Col.  A               Col.  B         Col.  C                        Col.  D
- ----------------------       --------- ---------------------   ----------------------------------
                                            Initial Cost                Cost Adjustments
                                           to Partnership          Subsequent to Acquisition
                                        --------------------   ----------------------------------
                                                  Buildings               Carrying      Reduction
                               Encum-              and Im-     Improve-    Costs         of Basis
     Description              brances     Land    provements    ments       (a)             (b)
- ---------------------         -------   -------- ------------ ---------  ---------      ---------
8280 Greensboro Drive
  Office Building,
  197,000 sq. ft.,
  McLean, VA                    None  $4,595,052  $32,581,745$1,182,041             $(13,423,952)
GSB Office Building,
  228,000 sq. ft.,
  Bala Cynwyd, PA               None   1,417,000   20,078,955 5,220,207     $55,968
Oxford Hills Apts.,
  480 units, St. Louis
  County, MO                    None   1,920,000   17,442,935                44,999
Oxford Square Apts.,
  283 units,
  Casselberry, FL               None   1,202,242   10,182,623
Pacific Center
  Office Buildings,
  222,000 sq. ft.,
  Dallas, TX                    None   5,060,000   32,440,000   728,364      37,560  (23,550,000)
Park Center Office
  Building,
  111,000 sq. ft.,
  Maitland, FL                  None   1,946,175    8,184,878 1,666,490               (3,800,000)
                                     ----------- ------------ ---------    -------- ------------
    Total                            $16,140,469 $120,911,136$8,797,102    $138,527 $(40,773,952)
                                     =========== ============ =========    ======== ============

                                   BALCOR EQUITY PENSION INVESTORS-I
                                   (An Illinois Limited Partnership)

                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        as of December 31, 1995
                                              (Continued)
       Col.  A                        Col.  E                Col.  F     Col.  G  Col. H     Col. I
- --------------------      -------------------------------  -----------   -------- ------ --------------
                               Gross Amounts at Which                                      Life Upon
                             Carried at Close of Period                                   Which Depre-
                          -------------------------------                                  ciation in
                                    Buildings               Accumulated    Date     Date  Latest Income
                                     and Im-       Total     Deprecia-   of Con-    Acq-    Statement
    Description             Land  provements       (c)(d)      tion(d)   struction uired   is Computed
- -------------------       --------  ----------   ----------   ---------  --------- -----  -------------
8280 Greensboro Drive
  Office Building,
  197,000 sq. ft.,
  McLean, VA            $2,977,313 $21,957,573  $24,934,886  $4,239,963     1987   12/90(e)     (f)
GSB Office Building,
  228,000 sq. ft.,
  Bala Cynwyd, PA        1,420,694  25,351,436   26,772,130  13,002,280     1959    7/84        (f)
Oxford Hills Apts.,
  480 units, St. Louis
  County, MO             1,924,464  17,483,470   19,407,934  10,281,432     1969    6/84        (f)
Oxford Square Apts.,
  283 units,
  Casselberry, FL        1,202,242  10,182,623   11,384,865   3,274,651     1986   12/86(g)     (f)
Pacific Center
  Office Buildings,
  222,000 sq. ft.,
  Dallas, TX             1,924,959  12,790,965   14,715,924   8,023,406     (h)    11/84        (f)
Park Center Office
  Building,
  111,000 sq. ft.,
  Maitland, FL           1,304,041   6,693,502    7,997,543   2,322,131     1984   12/86(g)     (f)
                       ----------- ----------- ------------ -----------
    Total              $10,753,713 $94,459,569 $105,213,282 $41,143,863
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

(c) The aggregate cost of land for Federal income tax purposes is $16,168,508 and the aggregate cost of buildings and improvements for Federal income tax purposes is $134,886,577. The total of these is $151,055,085.

(d)                        Reconciliation of Real Estate
                           -----------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------
Balance at beginning of year      $104,367,316 $103,601,248 $110,304,588
    Additions during year:
      Improvements                     845,966      766,068      596,660
    Reductions during year:
      Investment property
        writedowns                                            (7,300,000)
                                  ------------ ------------ ------------
    Balance at end of year        $105,213,282 $104,367,316 $103,601,248
                                  ============ ============ ============

                  Reconciliation of Accumulated Depreciation
                  ------------------------------------------
                                       1995         1994         1993
                                    ----------   ----------   ----------
    Balance at beginning of year   $37,467,239  $33,869,463  $30,082,116
    Depreciation expense for
      the year                       3,676,624    3,597,776    3,787,347
                                   -----------  -----------  -----------
    Balance at end of year         $41,143,863  $37,467,239  $33,869,463
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