Form 10-Q
period 1996-03-31
BALCOR EQUITY PENSION INVESTORS I
filed 1996-05-14
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996
                               ---------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                1996             1995
                                           --------------   --------------
Cash and cash equivlants                   $  12,462,621    $  11,305,552
Accounts and accrued interest receivable         283,784          436,233
Prepaid expenses                                 131,025          208,240
Deferred expenses, net of accumulated
  amortization of $639,029 in 1996
  and $610,552 in 1995                           419,512          447,989
                                           --------------   --------------
                                              13,296,942       12,398,014
                                           --------------   --------------
Investment in real estate:
  Land                                        10,753,713       10,753,713
  Buildings and improvements                  94,459,569       94,459,569
                                           --------------   --------------
                                             105,213,282      105,213,282
  Less accumulated depreciation               42,069,419       41,143,863
                                           --------------   --------------
Investment in real estate, net
  of accumulated depreciation                 63,143,863       64,069,419
                                           ---------------- --------------
                                           $  76,440,805    $  76,467,433
                                           ==============   ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     241,750    $     238,377
Due to affiliates                                 43,432           27,398
Accrued real estate taxes                        229,805          204,076
Security deposits                                485,463          491,955
                                           --------------   --------------
    Total liabilities                          1,000,450          961,806
                                           --------------   --------------
Affiliate's minority interest in
  joint venture                                1,414,978        1,336,859
                                           --------------   --------------
Limited Partners' capital (359,229
  Partnership Interests issued and
  outstanding)                                74,257,635       74,471,189
General Partner's deficit                       (232,258)        (302,421)
                                           --------------   --------------
    Total partners' capital                   74,025,377       74,168,768
                                           --------------   --------------
                                           $  76,440,805    $  76,467,433
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                           --------------   --------------
Income:
  Rental and service                       $   4,104,082    $   4,037,439
  Interest on short-term investments             158,684          112,072
  Interest on loan receivable                                      51,494
                                           --------------   --------------
      Total income                             4,262,766        4,201,005
                                           --------------   --------------
Expenses:
  Depreciation                                   925,556          904,232
  Amortization of deferred expense                28,477           26,694
  Property operating                           1,949,695        1,604,282
  Real estate taxes                              287,429          331,425
  Property management fees                       178,665          170,047
  Administrative                                 103,964          139,767
                                           --------------   --------------
      Total expenses                           3,473,786        3,176,447
                                           --------------   --------------
Income before participation in joint
  venture                                        788,980        1,024,558
Affiliate's minority interest in
  income from joint venture                      (32,567)         (32,588)
                                           --------------   --------------
Net income                                 $     756,413    $     991,970
                                           ==============   ==============
Net income allocated to General Partner    $     160,143    $     181,688
                                           ==============   ==============
Net income allocated to Limited Partners   $     596,270    $     810,282
                                           ==============   ==============
Net income per Limited
  Partnership Interest (359,229 issued
  and outstanding)                         $        1.66    $        2.26
                                           ==============   ==============
Distribution to General Partner            $      89,980    $     128,593
                                           ==============   ==============
Distribution to Limited Partners           $     809,824    $   1,157,338
                                           ==============   ==============
Distribution per Limited Partnership
  Interest:
   Taxable                                 $        1.75    $        2.50
                                           ==============   ==============
   Tax-exempt                              $        2.33    $        3.33
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1996 and 1995
                                  (UNAUDITED)

                                                1996             1995
                                           --------------   --------------
Operating activities:
  Net income                               $     756,413    $     991,970
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Affiliate's minority interest in
        income from joint venture                 32,567           32,588
      Depreciation of properties                 925,556          904,232
      Amortization of deferred expenses           28,477           26,694
      Net change in:
        Accounts and accrued interest
          receivable                             152,449          (86,982)
        Prepaid expenses                          77,215          (56,220)
        Accounts payable                           3,373            2,783
        Due to affiliates                         16,034           45,250
        Accrued real estate taxes                 25,729           72,590
        Escrow liabilities                                         14,485
        Security deposits                         (6,492)          (5,450)
                                           --------------   --------------
  Net cash provided by
    operating activities                       2,011,321        1,941,940
                                           --------------   --------------
Investing activities:
  Collection of principal payments
    on loan receivable                                             43,219
  Improvements to properties                                      (58,394)
                                                            --------------
  Net cash used in investing
     activities                                                   (15,175)
                                                            --------------
Financing activities:
  Distribution to Limited Partners              (809,824)      (1,157,338)
  Distribution to General Partner                (89,980)        (128,593)
  Contributions from joint venture
    partner - affiliate                           45,552
                                           --------------   --------------
  Net cash used in financing activities         (854,252)      (1,285,931)
                                           --------------   --------------
Net change in cash and cash
  equivalents                                  1,157,069          640,834
Cash and cash equivalents at
  beginning of year                           11,305,552        7,207,000
                                           --------------   --------------
Cash and cash equivalents at
  end of period                            $  12,462,621    $   7,847,834
                                           ==============   ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

A reclassification has been made to the previously reported 1995 statements in order to provide comparability with the 1996 statements. This reclassification has not changed the 1995 results. In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1996 are:

                                          Paid       Payable
                                        -----------  ---------

   Mortgage servicing fees                $   569        None
   Reimbursement of expenses to
     the General Partner, at cost          19,705     $43,432


3. Subsequent Event:

In April 1996, the Partnership paid $809,824 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the first quarter of 1996.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. The Partnership accepted deeds in lieu of foreclosure on two of the loans, acquired one of its collateral properties at a foreclosure sale, and accepted prepayments on three additional loans. As of March 31, 1996, the Partnership operates six properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
- ----------

Summary of Operations
- ---------------------

Increased tenant related expenditures at two of the Partnership's office buildings resulted in a decrease in net income during the quarter ended March 31, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to the quarters ended March 31, 1996 and 1995.

Increased cash available for short-term investment, due primarily to the Fairview III loan prepayment in December 1995, was the primary reason for an increase in interest income on short-term investments during 1996 as compared to 1995.

As a result of the Fairview Plaza III loan prepayment in 1995, interest income on loan receivable ceased during 1996 as compared to 1995.

Increased snow removal costs, tax consultant expense and leasing costs at the GSB Office Building in addition to increased janitorial costs, tax consultant expense and tenant related expenditures at the 8280 Greensboro Drive Office Building resulted in higher property operating expenses for 1996 as compared to 1995.

A lower assessed value and tax rate in 1996 at the Oxford Hills Apartments resulted in a decrease in real estate tax expense in 1996 as compared to 1995.

Administrative expense decreased during 1996 as compared to 1995 as a result of lower accounting and investor processing fees.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $1,157,000 as of March 31, 1996 as compared to December 31, 1995. Cash flow of approximately $2,011,000 was provided by operating activities during 1996 consisting primarily of cash generated from the operation of the Partnership's properties and interest income from short-term investments which was partially offset by the payment of administrative expenses. The Partnership's financing activities consisted primarily of a distribution to Partners of approximately $900,000.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. For the quarter ended March 31, 1996 and 1995, all six of the properties generated positive cash flow.

As of March 31, 1996, the occupancy rates of the Partnership's residential properties ranged from 92% to 98% while rates for the commercial properties ranged from 95% to 100%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

In April 1996, the Partnership paid $809,824 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the first quarter of 1996. In addition, during April 1996, the Partnership paid $67,485 to the General Partner as its distributive share of the Net Cash Receipts distributed for the first quarter of 1996 and made a contribution of $22,495 to the Repurchase Fund. The level of this distribution is consistent with that of the prior quarter. Including the April 1996 distribution, Limited Partners have received distributions aggregating approximately $231 per $500 Taxable Interest, of which $218 represents Net Cash Receipts and $13 represents Net Cash Proceeds and $326 per $500 Tax-exempt Interest, of which $290 represents Net Cash Receipts and $36 represents Net Cash Proceeds. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners.

Changing interest rates can impact real estate values in several ways. Generally, declining interest rates may lower the cost of capital allowing buyers to pay more for a property whereas rising interest rates may increase the cost of capital and lower the price of real estate.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1996 is attached hereto.

(b) Reports on Form 8-K: No Reports were filed on Form 8-K during the quarter ended March 31, 1996.

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



Date: May 14, 1996
      --------------------