Form 10-Q
period 1996-06-30
BALCOR EQUITY PENSION INVESTORS I
filed 1996-08-14
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
                                  (Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996
                               -------------
OR

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

                                BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                 1996             1995
                                         ----------------  ---------------
Cash and cash equivlants                 $    13,115,946   $   11,305,552
Accounts and accrued interest receivable         383,792          436,233
Prepaid expenses                                 332,251          208,240
Deferred expenses, net of accumulated
  amortization of $665,769 in 1996
  and $610,552 in 1995                           392,772          447,989
                                         ----------------  ---------------
                                              14,224,761       12,398,014
                                         ----------------  ---------------
Investment in real estate:
  Land                                        10,753,713       10,753,713
  Buildings and improvements                  94,459,569       94,459,569
                                         ----------------  ---------------
                                             105,213,282      105,213,282
  Less accumulated depreciation               42,994,975       41,143,863
                                         ----------------  ---------------
Investment in real estate, net
  of accumulated depreciation                 62,218,307       64,069,419
                                         ----------------  ---------------
                                         $    76,443,068   $   76,467,433
                                         ================  ===============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $       217,075   $      238,377
Due to affiliates                                 47,387           27,398
Accrued real estate taxes                        459,609          204,076
Security deposits                                478,683          491,955
                                         ----------------  ---------------
    Total liabilities                          1,202,754          961,806

Affiliate's minority interest in
  joint venture                                1,427,452        1,336,859

Limited Partners' capital (359,229
  Partnership Interests issued and
  outstanding)                                73,982,007       74,471,189

General Partner's deficit                       (169,145)        (302,421)
                                         ----------------  ---------------
    Total partners' capital                   73,812,862       74,168,768
                                         ----------------  ---------------
                                         $    76,443,068   $   76,467,433
                                         ================  ===============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)


                                                 1996             1995
                                         ----------------  ---------------
Income:
  Rental                                 $     7,772,944   $    7,370,882
  Service                                        801,662        1,022,250
  Interest on short-term investments             315,962          224,910
  Interest on loan receivable                                     102,420
                                         ----------------  ---------------
      Total income                             8,890,568        8,720,462
                                         ----------------  ---------------

Expenses:
  Depreciation                                 1,851,112        1,808,464
  Amortization of deferred expenses               55,217           53,388
  Property operating                           4,126,243        3,763,406
  Real estate taxes                              574,964          662,810
  Property management fees                       358,208          348,025
  Administrative                                 421,013          329,270
                                         ----------------  ---------------
      Total expenses                           7,386,757        6,965,363
                                         ----------------  ---------------
Income before participation in joint
  venture                                      1,503,811        1,755,099
Affiliate's minority interest in
  income from joint venture                      (60,109)         (54,200)
                                         ----------------  ---------------
Net income                               $     1,443,702   $    1,700,899
                                         ================  ===============
Net income allocated to General Partner  $       313,236   $      335,071
                                         ================  ===============
Net income allocated to Limited Partners $     1,130,466   $    1,365,828
                                         ================  ===============
Net income per Limited
  Partnership Interest (359,229 issued
  and outstanding)                       $          3.15   $         3.80
                                         ================  ===============
Distributions to General Parnter         $       179,960   $      257,186
                                         ================  ===============
Distributions to Limited Partners        $     1,619,648   $    2,314,676
                                         ================  ===============
Distributions per Limited Partnership
  Interest:
   Taxable                               $          3.50   $         5.00
                                         ================  ===============
   Tax-exempt                            $          4.66   $         6.66
                                         ================  ===============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996             1995
                                         ----------------  ---------------
Income:
  Rental                                 $     4,054,306   $    3,744,887
  Service                                        416,218          610,806
  Interest on short-term investments             157,278          112,838
  Interest on loan receivable                                      50,926
                                         ----------------  ---------------
      Total income                             4,627,802        4,519,457
                                         ----------------  ---------------

Expenses:
  Depreciation                                   925,556          904,232
  Amortization of deferred expenses               26,740           26,694
  Property operating                           2,176,548        2,159,124
  Real estate taxes                              287,535          331,385
  Property management fees                       179,543          177,978
  Administrative                                 317,049          189,503
                                         ----------------  ---------------
      Total expenses                           3,912,971        3,788,916
                                         ----------------  ---------------
Income before participation in joint
  venture                                        714,831          730,541
Affiliate's minority interest in
  income from joint venture                      (27,542)         (21,612)
                                         ----------------  ---------------
Net income                               $       687,289   $      708,929
                                         ================  ===============
Net income allocated to General Partner  $       153,093   $      153,383
                                         ================  ===============
Net income allocated to Limited Partners $       534,196   $      555,546
                                         ================  ===============
Net income per Limited
  Partnership Interest (359,229 issued
  and outstanding)                       $          1.49   $         1.54
                                         ================  ===============
Distribution to General Partner          $        89,980   $      128,593
                                         ================  ===============
Distribution to Limited Partners         $       809,824   $    1,157,338
                                         ================  ===============
Distribution per Limited Partnership
  Interest:
   Taxable                               $          1.75   $         2.50
                                         ================  ===============
   Tax-exempt                            $          2.33   $         3.33
                                         ================  ===============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1996 and 1995
                                  (UNAUDITED)

                                                 1996             1995
                                         ----------------  ---------------
Operating activities:
  Net income                             $     1,443,702   $    1,700,899
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Affiliate's minority interest in
        income from joint venture                 60,109           54,200
      Depreciation of properties               1,851,112        1,808,464
      Amortization of deferred expenses           55,217           53,388
      Net change in:
        Accounts and accrued interest
          receivable                              52,441          (38,170)
        Prepaid expenses                        (124,011)        (292,568)
        Accounts payable                         (21,302)          (5,129)
        Due to affiliates                         19,989          (89,995)
        Accrued real estate taxes                255,533          348,367
        Escrow liabilities                                         35,534
        Security deposits                        (13,272)         (10,130)
                                         ----------------  ---------------
  Net cash provided by
    operating activities                       3,579,518        3,564,860
                                         ----------------  ---------------
 Investing activities:
  Collection of principal payments
    on loan receivable                                             87,005
  Improvements to properties                                      (58,394)
                                                           ---------------
Net cash provided by investing
     activities                                                    28,611
                                                           ---------------
Financing activities:
  Distributions to Limited Partners           (1,619,648)      (2,314,676)
  Distributions to General Partner              (179,960)        (257,186)
  Contribution from joint venture
    partner - affiliate                           45,552
  Distribution to joint venture
    partner - affiliate                          (15,068)         (77,843)
                                         ----------------  ---------------
  Net cash used in financing activities       (1,769,124)      (2,649,705)
                                         ----------------  ---------------

Net change in cash and cash
  equivalents                                  1,810,394          943,766
Cash and cash equivalents at
  beginning of year                           11,305,552        7,207,000
                                         ----------------  ---------------
Cash and cash equivalents at
  end of period                          $    13,115,946   $    8,150,766
                                         ================  ===============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1996 are:


                                           Paid
                                   -----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Mortgage servicing fee           $       569       None          None
   Reimbursement of expenses to
     the General Partner, at cost   $    70,738   $ 51,033     $  47,387


3. Subsequent Events:

  a) In July 1996, the Partnership paid $809,824 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the quarterly distribution for the second quarter of 1996.

  b) In August 1996, the Partnership sold the Oxford Square Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid selling costs of $387,578. For financial statement purposes, the Partnership will recognize a gain of approximately $2,200,000 from the sale of this property during the third quarter of 1996.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. The Partnership accepted deeds in lieu of foreclosure on two of the loans, acquired one of its collateral properties at a foreclosure sale, and accepted prepayments on three additional loans. As of June 30, 1996, the Partnership operated six properties. However, Oxford Square Apartments was sold in August 1996.

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

Operations
- ----------

Summary of Operations
- ---------------------

Increased tenant related expenditures at two of the Partnership's office buildings resulted in a decrease in net income during the six months ended June 30, 1996 as compared to the same period in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
- ---------------------

Discussions of fluctuations between 1996 and 1995 refer to both the six months and quarters ended June 30, 1996 and 1995, unless otherwise noted.

A decrease in common area maintenance reimbursements from tenants at the GSB and 8280 Greensboro Drive office buildings resulted in lower service income during 1996 as compared to 1995.

Increased cash available for short-term investment, due primarily to the Fairview III loan prepayment in December 1995, was the primary reason for an increase in interest income on short-term investments during 1996 as compared to 1995.

As a result of the Fairview Plaza III loan prepayment in 1995, interest income on loan receivable ceased during 1996 as compared to 1995.

Increased snow removal costs, tax consultant expense and leasing costs at the GSB Office Building, in addition to increased common area repairs, tax consultant expense and tenant related expenditures at the 8280 Greensboro Drive Office Building, resulted in higher property operating expenses for the six months ended June 30, 1996 as compared to the same period in 1995. This increase was partially offset by lower suite rental expenses and apartment repairs at the Oxford Hills Apartments.

A lower assessed value and tax rate in 1996 at the Oxford Hills Apartments resulted in a decrease in real estate tax expense in 1996 as compared to 1995.

The Partnership incurred additional legal, consulting, postage and printing costs in connection with its response to a tender offer and certain related litigation during the second quarter of 1996. As a result, administrative expense increased during 1996 as compared to 1995.

The Pacific Center Office Building generated increased income in 1996 due to higher rental income, which increased affiliate's minority interest in income from the joint venture for 1996 as compared to 1995.

Liquidity and Capital Resources
- -------------------------------

The cash position of the Partnership increased by approximately $1,810,000 as of June 30, 1996 as compared to December 31, 1995. Cash flow of approximately $3,580,000 was provided by operating activities during 1996 consisting primarily of cash generated from the operation of the Partnership's properties and interest income from short-term investments which was partially offset by the payment of administrative expenses. The Partnership's financing activities consisted primarily of distributions to Partners of approximately $1,800,000.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. For the six months ended June 30, 1996 and 1995, all six of the properties generated positive cash flow.

As of June 30, 1996, the occupancy rates of the Partnership's residential properties ranged from 96% to 99% while rates for the commercial properties ranged from 94% to 100%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing properties is favorable to sellers of these properties. During August 1996, the Partnership sold the Oxford Square Apartments. The Partnership also is actively marketing the Oxford Hills Apartments. Additionally, the General Partner is exploring the sale of its commercial properties. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In June 1996, Heitman/JMB Advisory Corporation, an unaffiliated third party, initiated discussions with the General Partner for a potential sale of all of the remaining properties of the Partnership. These discussions did not result in any agreement of terms between the parties, and it is unlikely at this time that a sale of the Partnership's assets to them will be consummated. This will not affect the Partnership's strategy as described in the preceding paragraph.

In August 1996 the Partnership sold the Oxford Square Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid $387,578 in selling costs. Pursuant to the terms of the sale, $250,000 of the proceeds will be retained by the Partnership until November 1996. The remainder of the proceeds will be distributed as a special distribution to the Tax-exempt Limited Partners. See Note 3 of Notes to the Financial Statements for additional information.

In July 1996, the Partnership paid $809,824 ($1.75 per Taxable Interest and $2.33 per Tax-exempt Interest) to Limited Partners, representing the quarterly distribution for the second quarter of 1996. In addition, during July 1996, the Partnership paid $67,485 to the General Partner as its distributive share of the Net Cash Receipts distributed for the second quarter of 1996 and made a contribution of $22,495 to the Repurchase Fund. The level of this distribution is consistent with that of the prior quarter. Including the July 1996 distribution, Limited Partners have received distributions aggregating approximately $233 per $500 Taxable Interest, of which $220 represents Net Cash Receipts and $13 represents Net Cash Proceeds and $328 per $500 Tax-exempt Interest, of which $292 represents Net Cash Receipts and $36 represents Net
Cash Proceeds. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners.

During the six months ended June 30, 1996, the General Partner used amounts placed in the Repurchase Fund to repurchase 20 Interests from Limited Partners at a cost of $5,821.

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

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

On May 22, 1996, a proposed class and derivative action complaint was filed, Chipain vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 05299) (the "Chipain Case"), naming the General Partner and the general partners (together, the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together, with the Partnership, the "Affiliated Partnerships") as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

The Walton and Insignia Defendants filed motions to dismiss the complaint, which were granted on June 5, 1996. The plaintiffs filed an amended complaint, which all defendants then moved to dismiss. On June 18, 1996, the court dismissed the complaint in its entirety as to the Walton and Insignia Defendants and as to the Balcor Defendants on all counts on which dismissal was sought.

On June 14, 1996, a second proposed class and derivative action complaint was filed in Chancery Court, Dee vs. Walton Street Capital Acquisition II, LLC (Case No. 96 CH 06283) (the "Dee Case"). On July 1, 1996, a proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996. The same day, the plaintiffs in the Chipain Case withdrew their complaint. The Dee/Anderson Case names the Balcor Defendants, the Affiliated Partnerships, and the Walton and Insignia Defendants, as defendants. The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the General Partner's and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Item 5.  Other Information
- --------------------------

Oxford Square Apartments
- ------------------------

As previously reported, on July 5, 1996, the Partnership contracted to sell Oxford Square Apartments, Casselberry, Florida (formerly known as Casselberry Apartments) to an unaffiliated party, TGM Realty Corp.#5, a Delaware corporation. TGM Realty Corp.#5 assigned its rights under the contract to an affiliate, TGM Oxford Square Inc., a Delaware corporation, and the sale closed on August 1, 1996. From the proceeds of the sale, the Partnership paid $72,578 in closing costs, $210,000 to an unaffiliated party as a brokerage commission and $105,000 to an affiliate of the third party providing property management service for the property as a fee for services rendered in connection with the sale of the property. The Partnership received approximately $10,112,422 of remaining proceeds. Of such amounts, $250,000 will be retained by the Partnership and will not be available for use or distribution by the Partnership until 90 days after the closing.

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

(10) Agreement of Sale and attachment thereto relating to the sale of Oxford Square Apartments, Casselberry, Florida, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated July 5, 1996 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six month period ending June 30, 1996 is attached hereto.

(b) Reports on  Form 8-K:   Report on  Form 8-K  dated July 5,  1996 was  filed
reporting the  execution  of  a  contract  for    the  sale  of  Oxford  Square
Apartments, Casselberry, Florida.

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



                              By: /s/ Brian D. Parker
                                  ------------------------------
                                  Brian D. Parker
                                  Senior Vice President, and Chief Financial
                                  Officer (Principal Accounting and Financial
                                  Officer) of Balcor Equity Partners-I, the
                                  General Partner



Date: August 13, 1996
      --------------------