Form 10-Q
period 1996-09-30
BALCOR EQUITY PENSION INVESTORS I
filed 1996-11-14
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996
                               ------------------
                                      OR

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

                      BALCOR EQUITY PENSION INVESTORS - I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                                BALANCE SHEETS
                   September 30, 1996 and December 31, 1995
                                  (UNAUDITED)

                                    ASSETS

                                                  1996            1995
                                           --------------- ---------------
Cash and cash equivalents                  $   23,356,871  $   11,305,552
Accounts and accrued interest receivable          476,090         436,233
Prepaid expenses                                  335,021         208,240
Deferred expenses, net of accumulated
  amortization of $692,191 in 1996
  and $610,552 in 1995                            448,564         447,989
                                           --------------- ---------------
                                               24,616,546      12,398,014
                                           --------------- ---------------
Investment in real estate:
  Land                                          9,551,472      10,753,713
  Buildings and improvements                   84,370,920      94,459,569
                                           --------------- ---------------
                                               93,922,392     105,213,282
  Less accumulated depreciation                40,373,132      41,143,863
                                           --------------- ---------------
Investment in real estate, net
  of accumulated depreciation                  53,549,260      64,069,419
                                           --------------- ---------------
                                           $   78,165,806  $   76,467,433
                                           =============== ===============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                           $      259,759  $      238,377
Due to affiliates                                  67,730          27,398
Accrued real estate taxes                         451,900         204,076
Security deposits                                 418,841         491,955
                                           --------------- ---------------
    Total liabilities                           1,198,230         961,806

Affiliate's minority interest in
  joint venture                                 1,413,158       1,336,859

Limited Partners' capital (359,229
  Partnership Interests issued and
  outstanding)                                 75,669,812      74,471,189

General Partner's deficit                        (115,394)       (302,421)
                                           --------------- ---------------
    Total partners' capital                    75,554,418      74,168,768
                                           --------------- ---------------
                                           $   78,165,806  $   76,467,433
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)


                                                  1996            1995
                                           --------------- ---------------
Income:
  Rental                                   $   11,374,724  $   11,060,224
  Service                                       1,303,974       1,445,470
  Interest on short-term investments              582,721         344,221
  Interest on loan receivable                                     152,772
                                           --------------- ---------------
    Total income                               13,261,419      13,002,687
                                           --------------- ---------------

Expenses:
  Depreciation                                  2,716,141       2,714,520
  Amortization of deferred expenses                81,639          80,079
  Property operating                            6,478,778       5,908,232
  Real estate taxes                               855,780         995,312
  Property management fees                        520,909         520,061
  Administrative                                  644,142         466,184
                                           --------------- ---------------
    Total expenses                             11,297,389      10,684,388
                                           --------------- ---------------
Income before gain on sale of property and
  affiliate's minority interest in income
  from joint venture                            1,964,030       2,318,299

Gain on sale of property                        2,214,430
                                           --------------- ---------------
Income before participation in joint
 venture                                        4,178,460       2,318,299

Affiliate's minority interest in income
  from joint venture                              (93,398)        (70,555)
                                           --------------- ---------------
Net income                                 $    4,085,062  $    2,247,744
                                           =============== ===============
Net income allocated to General Partner    $      456,967  $      472,410
                                           =============== ===============
Net income allocated to Limited Partners   $    3,628,095  $    1,775,334
                                           =============== ===============
Net income per Limited Partnership Interest
  (359,229 issued and outstanding)         $        10.10  $         4.94
                                           =============== ===============

Distributions to General Partner           $      269,940  $      347,166
                                           =============== ===============
Distributions to Limited Partners          $    2,429,472  $    3,124,500
                                           =============== ===============
Distributions per Limited Partnership
  Interest:
   Taxable                                 $         5.25  $         6.75
                                           =============== ===============
   Tax-exempt                              $         6.99  $         8.99
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                           --------------- ---------------
Income:
  Rental                                   $    3,601,780  $    3,689,342
  Service                                         502,312         423,220
  Interest on short-term investments              266,759         119,311
  Interest on loan receivable                                      50,352
                                           --------------- ---------------
    Total income                                4,370,851       4,282,225
                                           --------------- ---------------

Expenses:
  Depreciation                                    865,029         906,056
  Amortization of deferred expenses                26,422          26,691
  Property operating                            2,352,535       2,144,826
  Real estate taxes                               280,816         332,502
  Property management fees                        162,701         172,036
  Administrative                                  223,129         136,914
                                           --------------- ---------------
    Total expenses                              3,910,632       3,719,025
                                           --------------- ---------------
Income before gain on sale of property and
  affiliate's minority interest in income
  from joint venture                              460,219         563,200

Gain on sale of property                        2,214,430
                                           --------------- ---------------
Income before participation in joint
 venture                                        2,674,649         563,200

Affiliate's minority interest in income
  from joint venture                              (33,289)        (16,355)
                                           --------------- ---------------
Net income                                 $    2,641,360  $      546,845
                                           =============== ===============
Net income allocated to General Partner    $      143,731  $      137,339
                                           =============== ===============
Net income allocated to Limited Partners   $    2,497,629  $      409,506
                                           =============== ===============
Net income per Limited Partnership Interest
  (359,229 issued and outstanding)         $         6.95  $         1.14
                                           =============== ===============
Distribution to General Partner            $       89,980  $       89,980
                                           =============== ===============
Distribution to Limited Partners           $      809,824  $      809,824
                                           =============== ===============

Distribution per Limited Partnership
  Interest:
   Taxable                                 $         1.75  $         1.75
                                           =============== ===============
   Tax-exempt                              $         2.33  $         2.33
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995
                                  (UNAUDITED)

                                                  1996            1995
                                           --------------- ---------------
Operating activities:
  Net income                               $    4,085,062  $    2,247,744
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of property                 (2,214,430)
      Affiliate's participation in income
        from joint venture                         93,398          70,555
      Depreciation of properties                2,716,141       2,714,520
      Amortization of deferred expenses            81,639          80,079
      Payment of deferred expenses                (82,214)
      Net change in:
        Accounts and accrued interest
          receivable                              (39,857)       (179,664)
        Prepaid expenses                         (126,781)       (270,557)
        Accounts payable                           21,382           6,937
        Due to affiliates                          40,332         (81,170)
        Accrued real estate taxes                 247,824         521,566
        Escrow liabilities                                         56,582
        Security deposits                         (73,114)         (8,574)
                                           --------------- ---------------
  Net cash provided by operating activities     4,749,382       5,158,018
                                           --------------- ---------------

Investing activities:
  Proceeds from sale of property               10,500,000
  Payment of selling costs                       (387,578)
  Collection of principal payments on loan
    receivable                                                    131,366
  Improvements to properties                      (93,974)        (58,394)
                                           --------------- ---------------
  Net cash provided by investing activities    10,018,448          72,972
                                           --------------- ---------------
Financing activities:
  Distributions to Limited Partners            (2,429,472)     (3,124,500)
  Distributions to General Partner               (269,940)       (347,166)
  Capital contributions from joint venture
    partner - affiliate                            45,552
  Distributions to  joint venture
    partner - affiliate                           (62,651)        (99,615)
                                           --------------- ---------------
  Net cash used in financing activities        (2,716,511)     (3,571,281)
                                           --------------- ---------------

Net change in cash and cash equivalents        12,051,319       1,659,709
Cash and cash equivalents at beginning
  of period                                    11,305,552       7,207,000
                                           --------------- ---------------

Cash and cash equivalents at end of period $   23,356,871  $    8,866,709
                                           =============== ===============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1996, and all such adjustments are of a normal and recurring nature.

2. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1996 are:


                                           Paid
                                   -----------------------
                                    Nine Months    Quarter      Payable
                                   ------------  ---------    ----------
   Mortgage servicing fee           $       569      None           None
    Reimbursement of expenses to
     the General Partner, at cost   $    88,026   $ 17,288     $  67,730

3. Property Sale:

In August 1996, the Partnership sold the Oxford Square Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid selling costs of $387,578. The basis of the property was $7,897,992, which is net of accumulated depreciation of $3,486,872. For financial statement purposes, the Partnership recognized a gain of $2,214,430 from the sale of this property.

4. Subsequent Event:

In October 1996, the Partnership paid $14,241,661 ($1.75 per Taxable Interest and $45.33 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing the regular quarterly distribution of available Cash Flow for the third quarter of 1996 of $1.75 per Taxable Interest and $2.33 per Tax-exempt Interest and a special distribution of Net Cash Proceeds of $43.00 per Tax-exempt Interest representing proceeds from the August 1996 sale of Oxford Square Apartments and the December 1995 repayment of the Fairview Plaza III Office Building loan receivable.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. The Partnership accepted deeds in lieu of foreclosure on two of the loans, acquired one of its collateral properties at a foreclosure sale, accepted prepayments on the three remaining loans, and sold one property in August 1996. As of September 30, 1996, the Partnership operated five properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

The Partnership recognized a gain on sale of property related to the August 1996 sale of the Oxford Square Apartments as well as an increase in income on short-term investments during 1996. These amounts were partially offset by increased tenant related expenditures at two of the Partnership's office buildings. The net result was an increase in net income during the nine months and quarters ended September 30, 1996, as compared to the same periods in 1995. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Discussions of fluctuations between 1996 and 1995 refer to both the nine months and quarters ended September 30, 1996 and 1995, unless otherwise noted.

Improved occupancy and higher rental rates at the 8280 Greensboro Drive and the Pacific Center office buildings resulted in increased rental income for the nine months ended September 30, 1996 as compared to the same period in 1995. This increase was partially offset for the nine months and fully offset for the quarter ended September 30, 1996 by a decrease in rental income resulting from the sale of the Oxford Square Apartments. As a result, rental income decreased for the quarter ended September 30, 1996 as compared to the same period in 1996.

An increase in lease escalations and common area maintenance reimbursements from tenants at the 8280 Greensboro Drive and the Park Center office buildings resulted in higher service income for the quarter ended September 30, 1996 as compared to the same period in 1995. This increase was partially offset by a decrease in lease escalations at the GSB office building for the quarter ended September 30, 1996, as compared to the same period in 1995.

Increased cash available for short-term investment due primarily to the Oxford Square Apartments sale during August 1996, and the Fairview III loan prepayment in December 1995, was the primary reason for an increase in interest income on short-term investments during 1996 as compared to 1995.

As a result of the Fairview Plaza III loan prepayment in 1995, interest income on loan receivable ceased during 1995.

Increased leasing costs and repairs to common areas at the GSB Office Building, in addition to increased common area repairs, tax consultant expense and tenant related expenditures at the 8280 Greensboro Drive Office Building, resulted in higher property operating expenses for 1996 as compared to the same period in 1995. This increase for the nine months ended September 30, 1996 as compared to 1995 was partially offset by lower suite rental expenses and apartment repairs at the Oxford Hills Apartments. The increase in property operating expense for the quarter ended September 30, 1996 as compared to the same period in 1995 was partially offset by a decrease in property operating expenses due to the sale of Oxford Square Apartments in August 1996 and due to lower tenant related expenditures at the Park Center Office Building in 1996.

A lower assessed value and tax rate in 1996 at the Oxford Hills Apartments and lower expense due to the sale of Oxford Square Apartments during August 1996 resulted in a decrease in real estate tax expense in 1996 as compared to 1995.

The Partnership incurred additional legal, consulting, postage and printing costs in connection with its response to a tender offer and certain related litigation. As a result, administrative expense increased during 1996 as compared to 1995.

In August 1996, the Partnership sold the Oxford Square Apartments and recognized a gain on sale of $2,214,430.

The Pacific Center Office Building generated increased income in 1996 due to higher rental income, which increased affiliate's minority interest in income from the joint venture for 1996 as compared to 1995.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership increased by approximately $12,051,000 as of September 30, 1996 as compared to December 31, 1995 resulting primarily from the proceeds received from the August 1996 sale of Oxford Square Apartments. Cash flow of approximately $4,749,000 was provided by operating activities during 1996 consisting primarily of cash generated from the operation of the Partnership's properties and interest income from short-term investments which was partially offset by the payment of administrative expenses. Cash provided by investing activities of approximately $10,018,000 consisted primarily of net proceeds from the sale of Oxford Square Apartments. Cash used in financing activities of approximately $2,716,000 consisted primarily of distributions to Partners. Proceeds from the sale of Oxford Square Apartments were distributed to Tax-exempt Limited Partners in October 1996 as discussed below.

The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. For the nine months ended September 30, 1996 and 1995, all five of the properties owned by the Partnership generated positive cash flow. The Oxford Square Apartments which was sold in August 1996, generated positive cash flow in 1995 and in 1996, prior to the sale.

As of September 30, 1996, the occupancy rate at the Oxford Hills Apartment was 93%, while rates for the commercial properties ranged from 90% to 98%. Many rental markets continue to remain extremely competitive; therefore, the General Partner's goals are to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvement requirements at the properties.

The General Partner believes that the market for multifamily housing and office properties is favorable to sellers of these properties. During August 1996, the Partnership sold the Oxford Square Apartments. Currently, the Partnership has entered into contracts to sell the Oxford Hills Apartments and the Pacific Center Office Buildings in which the Partnership holds a majority joint venture interest, for sales prices of $22,278,500 and $16,750,000, respectively. The Partnership is actively marketing its remaining properties. The General Partner examines each property individually by property type and market in determining the optimal time to sell each property.

In August 1996 the Partnership sold the Oxford Square Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid $387,578 in selling costs. Pursuant to the terms of the sale, the Partnership was required to holdback $250,000 of the proceeds until September 1996. The full amount of the holdback was released in September 1996. The proceeds were distributed as part of a special distribution to the Tax-exempt Limited Partners in October 1996, in accordance with the Partnership Agreement. See
Note 3 of Notes to the Financial Statements for additional information.

In October 1996, the Partnership paid $14,241,661 ($1.75 per Taxable Interest and $45.33 per Tax-exempt Interest) to Limited Partners, representing the regular quarterly distribution of available cash flow of $1.75 per Taxable Interest and $2.33 per Tax-exempt Interest, and a special Net Cash Proceeds distribution to Tax-exempt Limited Partners of $43.00 per Interest from proceeds from the 1996 sale of the Oxford Square Apartments and the December 1995 repayment of the Fairview Plaza III Office Building loan receivable. In addition, during October 1996, the Partnership paid $67,485 to the General Partner as its distributive share of the Net Cash Receipts distributed for the third quarter of 1996 and made a contribution of $22,495 to the Repurchase Fund. The level of the quarterly Net Cash Receipts distribution was consistent with that of the prior quarter. Including the October 1996 distribution, Limited Partners have received distributions totaling $234.35 per $500.00 Taxable Interest, of which $221.36 represents Net Cash Receipts and $12.99 represents Net Cash Proceeds and $373.47 per $500.00 Tax-exempt Interest, of which $294.48 represents Net Cash Receipts and $78.99 represents Net Cash Proceeds. The General Partner expects that the cash flow from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners.

During the nine months ended September 30, 1996, the General Partner used amounts placed in the Repurchase Fund to repurchase 323 Interests from Limited Partners at a cost of $71,765.

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

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

Proposed Class and Derivative Action Lawsuits
---------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the same court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs request certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants have filed motions to dismiss the complaint. The court has not yet ruled on these motions.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the Balcor Defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.

Proposed class action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Partnership, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Partnership and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest accrued thereon; general damages for injuries arising from the defendants' actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. Management of each of the defendants believes they have meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership.


Item 5.  Other Information
------------------------------------------

Pacific Center Office Buildings
-------------------------------
As previously reported, a joint venture between the Partnership and an affiliate which owns the Pacific Center Office Buildings, Dallas, Texas, contracted to sell the property for a sales price of $16,750,000 to an unaffiliated party, Transwestern Investment Company, L.L.C. The joint venture and the purchaser have agreed to change the closing date from on or about December 26, 1996 to December 16, 1996.


Item 6.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibits:

(4) Certificate of Limited Partnership set forth as Exhibit 4.1 to Amendment No. 2 to the Registrant's Registration Statement on Form S-11 dated October 4, 1983 (Registration No. 2-85270) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 2-85270) are incorporated herein by reference.

(10) Material Contracts:

(a) Agreement of Sale and attachment thereto relating to the sale of Oxford Square Apartments, Casselberry, Florida, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated July 5, 1996 is incorporated herein by reference.

(b) Agreement of Sale and attachment thereto relating to the sale of Oxford Hills Apartments, St. Louis County, Missouri, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated October 16, 1996 is incorporated herein by reference.

(99) First Amendment to Agreement of Sale relating to the sale of the Pacific Center Office Builings is attached hereto.

(27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) Report on Form 8-K dated July 5, 1996 was filed reporting the execution of a contract for the sale of Oxford Square Apartments, Casselberry, Florida.

(ii) Report on Form 8-K dated October 16, 1996 was filed reporting the execution of a contract for the sale of Oxford Hills Apartments, St. Louis County, Missouri and the Pacific Center Office Buildings, Dallas, Texas.

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



                              By:  /s/ Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Vice President, and Chief Financial
                                  Officer (Principal Accounting Officer)
                                  of Balcor Equity Partners-I, the
                                  General Partner



Date:  November 14, 1996
      --------------------