Form 10-K
period 1996-12-31
BALCOR EQUITY PENSION INVESTORS I
filed 1997-03-27
CIK 723873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
OR

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

Item 1. Business
----------------

Balcor Equity Pension Investors-I (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $179,614,500 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing real property, and all financial information included in this report relates to this industry segment.

The Registrant used the net offering proceeds to fund six loans and acquire three real property investments. In prior years, three loans were prepaid and the Registrant accepted deeds in lieu of foreclosure on two loans and foreclosed on one additional loan. The Registrant sold four properties in 1996 and one in 1997. Currently, the Registrant owns one property as described under "Item 2. Properties" and has no loans remaining.

The Partnership Agreement generally provides that the proceeds of any sale, refinancing or other disposition of properties made by the Registrant will not be reinvested, but will be distributed to the extent not required to meet the Registrant's cash requirements. The Partnership Agreement also provides that proceeds from the repayment of mortgage loans (including any sale proceeds of properties acquired through foreclosure) within 14 years of the termination of the offering may be used to make new mortgage loans. Any such new mortgage loan would generally provide for repayment in full within 15 years after the termination of the offering. The General Partner has no plans to make any new mortgage loans on behalf of the Registrant.

The Registrant's remaining property is subject to certain competitive conditions in the market in which it is located. See "Item 7. Liquidity and Capital Resources" for additional information. The Registrant's remaining property faces various levels of competition for retention of its tenants from similar types of properties in the vicinities in which it is located. The Registrant has no plans to change the current use of or to renovate its remaining property.

Real estate values, especially for good quality, well located property, increased significantly during 1996 due to a combination of readily available capital, low interest rates, and decreased vacancy rates resulting from steady demand and an acceptable level of new construction. While 1996 proved to be an excellent year to sell real estate, projected yields by buyers on new acquisitions have declined significantly due to competition and rising prices. Although there will be variances by asset class and geographic area, the investment climate is expected to remain strong for 1997. However, values could begin to level off as they approach replacement cost triggering new construction and an increase in capitalization rates.

Currently, office properties are attracting the most interest from real estate investors. While new apartment construction has been underway since

1995, the office sector has just entered its development phase in most markets and new construction is generally only proceeding with strong tenant pre-leasing. Occupancy rates are at their highest level in years, reaching the 90s in a vast number of markets. As a result, rents have finally begun to increase at rates well in excess of inflation in many markets around the country. As a result of these fundamentals, office properties have increasingly become in strong demand by investors. Values increased significantly during 1996 and are expected to do so again in 1997. Suburban properties are attracting attention as well. Still, office properties remain a highly volatile sector where one new build-to-suit office building for a major tenant could throw a market into relapse. In addition, office space is highly vulnerable to corporate restructuring and the growing telecommuting trend. The Registrant believes the combination of strong price increases and future volatility make this an excellent time to sell office assets.

During August 1996, the Registrant sold the Oxford Square apartment complex in an all cash sale for $10,500,000. During November 1996, the Registrant sold the Oxford Hills apartment complex in an all cash sale for $22,278,500. During December 1996, the Registrant sold the Park Center Office Buildings in an all cash sale for $8,300,000. Additionally, in December 1996, the Registrant sold the Pacific Center Office Buildings, which were owned by a joint venture consisting of the Registrant and an affiliate, in an all cash sale for $15,950,000. During March 1997, the Registrant sold the GSB Office Building and has entered into a contract to sell the 8280 Greensboro Drive Office Building, scheduled to close in April 1997. See "Item 7. Liquidity and Capital Resources" for additional information.

The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Registrant including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings." In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Registrant for a longer period of time.

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests ("tender offer") on March 6, 1997. The tender offer was made by Madison Partnership Liquidity Investors XX, LLC and stated that their primary motive in making the offer is to make a profit from the purchase of the Interests. Madison Partnership Liquidity Investors XX, LLC is seeking to acquire up to 4.9% of the total Interests outstanding in the Registrant.

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests on December 2, 1996. The tender offer was made by First Trust Co., L.P. and stated that their primary motive in making the offer is to make a profit from the purchase of the Interests. First Trust Co., L.P. is seeking to acquire up to 4.9% of the total Interests outstanding in the

Registrant. The Registrant will incur administrative costs in responding to these tender offers and may incur additional costs if additional tender offers are made in the future. The General Partner cannot predict with any certainty what impact these tender offers or any future tender offers will have on the operations or management of the Registrant.

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

Other Information
-----------------

8280 Greensboro Drive Office Building
-------------------------------------

In 1985, the Registrant funded a $28,500,000 first mortgage loan collateralized by the 8280 Greensboro Drive Office Building, McLean, Virginia. Pursuant to a 1987 loan modification, the Registrant funded an additional $7,000,000, for a total funding of $35,500,000. The Registrant obtained title to the property through foreclosure in 1990.

As previously reported, on January 6, 1997, the Registrant contracted to sell the property to an unaffiliated party, Trammel Crow NE, Inc., a Delaware corporation, for a sale price of $30,750,000. On January 21, 1997, the purchaser exercised its option to terminate the agreement of sale. Pursuant to the agreement of sale, the earnest money previously deposited by the purchaser and interest accrued thereon has been returned to the purchaser.

On March 11, 1997, the Registrant contracted to sell the property to an unaffiliated party, RREEF America L.L.C., a Delaware limited liability company. The sale price is $30,000,000. The purchaser has deposited $50,000 into an escrow account as earnest money and is obligated to deposit an additional $250,000 upon completion of the purchaser's due diligence review. The remaining portion of the sale price will be payable in cash at closing, which is scheduled to occur on April 16, 1997 or such earlier date as may be agreed upon by the Registrant and the purchaser. From the proceeds of the sale, the Registrant will pay $600,000 as a brokerage commission to an affiliate of the third party providing property management services for the property. The Registrant will receive the remaining proceeds of approximately $29,400,000, less closing costs. Neither the General Partner nor any affiliate will receive a brokerage commission in connection with the sale of the property. The General Partner will be reimbursed by the Registrant for actual expenses incurred in connection with the sale.

Affiliates of the General Partner sold three other properties to the purchaser during 1996.

The closing is subject to the satisfaction of numerous terms and conditions. There can be no assurance that all of the terms and conditions will be complied with and, therefore, it is possible the sale of the property may not occur.

GSB Office Building
-------------------

As previously reported, on December 11, 1996, the Registrant contracted to sell the GSB Office Building, Bala Cynwyd, Pennsylvania, to an unaffiliated party, Berwind Property Group, a Pennsylvania corporation. The sale price is $19,750,000. The Registrant and the purchaser agreed to extend the closing date from February 5, 1997 and the sale closed on March 6, 1997. In addition, the purchaser assigned its rights under the agreement of sale to one of its affiliates, City Line Investors, L.P. From the proceeds of the sale, the Registrant paid $391,500 as a brokerage commission to an affiliate of the third party providing property management services for the property and $246,995 in closing costs. The Registrant received the remaining proceeds of $19,111,505. Of such proceeds, $500,000 is being retained by the Registrant and will not be available for use or distribution by the Registrant until December 1997.

Item 2. Properties
------------------

As of December 31, 1996, the Registrant owned the two properties described below, both of which are owned in fee simple:

Location                     Description of Property
--------                     -----------------------

McLean, Virginia             8280 Greensboro Drive Office Building: a
nine-story office building containing approximately 197,000 square feet.

Bala Cynwyd, Pennsylvania   *GSB Office Building: a twelve-story office
building containing approximately 228,000 square feet.

* This property was sold during March 1997. See Note 14 of Notes to Financial Statements for additional information.

The average occupancy rates and effective average rental rates for each of the last five years for the two properties owned by the Registrant at December 31, 1996 are described below.

                             1996     1995     1994     1993     1992

8280 Greensboro Drive
   Occupancy rate             98%      98%      96%      94%      94%
   Effective rent           $15.93   $13.04   $14.16   $12.59   $15.18



GSB Office Building
   Occupancy rate              98%      92%      93%      93%      93%
   Effective rent           $14.38   $16.24   $14.51   $14.70   $14.44

Information regarding tenants occupying 10% or more of the leasable square feet of the properties is provided below:

                                                    Scheduled
                                                    Lease          Lease
                          Square       Base Rent    Expiration   Renewal
Property     Tenant         Feet       Per Annum       Date      Option

GSB Builing  Germantown      61,067      $895,101       6/2003        Yes
             Bank
             (Banking)

8280         Deltek          66,281     $1,170,354      3/2002        Yes
Greensboro   Systems Inc.
Drive Office (Computer
Building     Data)

             McGuire,        45,006       $788,667      8/2000        Yes
             Woods,
             Battle, &
             Booth (Law
             Firm)

Real estate taxes incurred in 1996 for these two properties totaled $457,920.

The Federal tax basis of the Registrant's two properties totaled $69,821,905 as of December 31, 1996. For Federal income tax purposes, the acquisition costs of the properties are depreciated over useful lives ranging from 15 to 40 years, using ACRS and straight-line methods. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partner, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

See Notes to Financial Statements for other information regarding real property investments.

Item 3. Legal Proceedings
-------------------------

Proposed Class Action
---------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein vs. Lehman Brothers, Inc., et al., Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The Registrant, additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), American Express Company, Lehman Brothers, Inc., additional limited partnerships sponsored by the predecessor of Lehman Brothers, Inc. (together with the Registrant and the Affiliated Partnerships, the "Defendant Partnerships") and Smith Barney Holdings, Inc. are the named defendants in the action. The complaint was amended on October 18, 1996 to add additional plaintiffs. The amended complaint alleges, among other things, common law fraud and deceit, negligent misrepresentation, breach of contract, breach of fiduciary duty and violation of certain New Jersey statutes relating to the disclosure of information in the offering of limited partnership interests in the Defendant Partnerships. The amended complaint seeks judgment for compensatory damages equal to the amount invested in the Defendant Partnerships by the proposed class plus interest; general damages for injuries arising from the defendants' alleged actions; equitable relief, including rescission, on certain counts; punitive damages; treble damages on certain counts; recovery from the defendants of all profits received by them as a result of their alleged actions relating to the Defendant Partnerships; attorneys' fees and other costs.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Proposed Class and Derivative Action Lawsuits
---------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships"), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims again the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations.

As of December 31, 1996, the number of record holders of Limited Partnership Interests of the Registrant was 17,359.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1996        1995        1994        1993        1992
                    ----------  ----------  ----------  ----------  ----------

Total income      $16,970,317  $17,688,318$17,358,359 $16,954,147   $16,933,654
Provision for
  investment
  property
  writedowns             None         None       None   7,300,000     6,100,000
Income (loss)
  before gains on
  sales of assets   2,215,797    2,236,014  1,205,826 (5,278,978)   (1,652,405)
Net income (loss)  27,100,791    2,236,014  1,205,826 (5,278,978)   (1,652,405)
Net income (loss)
  per Limited Part-
  nership Interest      73.72         4.66       2.11     (16.02)        (6.30)
Total assets       84,820,412   76,467,433 78,832,718  83,318,884    93,878,245
Distributions per
  Taxable Limited
  Partnership
  Interest(A)            7.00         8.50      10.00       10.75         13.75
Distributions per
  Tax-exempt Limited
  Partnership
  Interest(A)           52.32        11.32      13.32       14.31         18.28


(A) These amounts include distributions of original capital of $43.00 per Tax-exempt Interest for 1996. No distributions of original capital were paid to Taxable Limited Partners during the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------
Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Pension Investors-I (the "Partnership") recognized gains on the sales of four properties during 1996. As a result, net income increased for 1996 as compared to 1995. Lower tenant related expenditures at certain of the office buildings and lower expenditures for interior upgrades at the Oxford Hills Apartments resulted in an increase in net income for 1995 as compared to 1994. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995
---------------------

Rental income for 1996 decreased by approximately $361,000 as compared to 1995 due to lower rental rates at the GSB Office Building, and by approximately $1,068,000 due to the sales of the Oxford Square and Oxford Hills Apartments, and, to a lesser extent, the sale of the Park Center Office Building. This decrease was partially offset by increased rental income of approximately $678,000 at the Pacific Center and 8280 Greensboro Drive office buildings due to improved rental rates.

Increased cash available for short-term investment primarily due to the 1996 property sales and the December 1995 Fairview III loan prepayment was the primary reason for an increase in interest income on short-term investments during 1996 as compared to 1995.

As a result of the Fairview Plaza III loan prepayment in 1995, interest income on loan receivable ceased.

Amortization expense increased during 1996 as compared to 1995 due to amortization of leasing commissions at the GSB Office Building capitalized during the fourth quarter of 1995 and during 1996, as well as the write-off of capitalized leasing commissions related to the Pacific Center Office Building, which was sold in December 1996.

Property operating expense decreased by approximately $650,000 during 1996 when compared to 1995. Approximately $500,000 of this decrease resulted from the sales of the Oxford Hills and Oxford Square apartment complexes. Property operating expense also decreased due to approximately $1,100,000 of structural repairs and tenant improvements costs incurred during 1995 at the GSB and Pacific Center Office Buildings. These decreases were partially offset by an increase at the Park Center and 8280 Greensboro Drive office buildings due to tenant and common areas improvement costs of approximately $950,000 incurred in 1996.

Real estate taxes increased during 1996 as compared to 1995 by approximately $97,000 as a result of higher assessments at the Pacific Center and 8280 Greensboro Drive office buildings. This increase was partially offset by a decrease of approximately $76,000 due to the sale of the Oxford Square and Oxford Hills apartments and, to a lesser extent, the sale of the Park Center Office Building.

The Partnership incurred additional legal, consulting, postage and printing costs in connection with its response to tender offers and certain related litigation during 1996. As a result, administrative expense increased during 1996 as compared to 1995.

During 1996, the Partnership sold the Oxford Hills Apartments, Oxford Square Apartments and Park Center Office Building and recognized gains of $2,214,430, $13,451,440, and $2,627,586, respectively.

In December 1996, the Partnership sold the Pacific Center office building and recognized a gain on sale of $8,881,597, of which $2,034,774 is the minority joint venture partner's share, thus increasing the affiliate's minority interest in income from the joint venture for 1996 as compared to 1995.

In connection with the 1995 Fairview Plaza III loan prepayment, the Partnership recognized a loss on collection of mortgage loan receivable of $228,372 representing the difference between the amount prepaid under the contractual terms of the note and the carrying amount of the note for financial statement purposes.

1995 Compared to 1994
---------------------

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

The Fairview Plaza III Office Building loan was on non-accrual status before the loan was prepaid, whereby income was recorded only as cash payments were received from the borrower. Pursuant to the terms of the January 1992 modification of the loan, the Partnership received payments totaling approximately $356,000 and $388,000 during each of the years ended December 31, 1995 and 1994, respectively. Of the amounts received, approximately $195,000 was recorded as interest income and $161,000 as a principal reduction in 1995, and approximately $221,000 as interest income and $167,000 as a principal reduction in 1994. Interest income is presented net of mortgage servicing fees in the financial statements.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1996 increased by approximately $38,987,000 as compared to December 31, 1995 primarily due to the proceeds received from the sales of four properties. Cash flow of approximately $5,271,000 provided by operating activities consists primarily of the cash flow generated from the property operations and interest income on short-term investments, which was partially offset by administrative expenses. Cash provided by investing activities of approximately $54,374,000 consists primarily of net proceeds of approximately $55,463,000 from the sale of four properties, and the payment of $1,089,000 for improvements to properties. Cash used in financing activities of approximately $20,658,000 consists primarily of distributions to Partners and distributions to the joint venture partner-affiliate. Proceeds from the sale of Oxford Square Apartments were distributed to Tax-exempt Limited Partners in October 1996 as discussed below. Additionally, in January 1997, the Partnership distributed proceeds of approximately $38,000,000 from the fourth quarter property sales, as discussed below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the years ended December 31, 1996 and 1995, all of the properties owned by the Partnership generated positive cash flow for the year or prior to the sale of the properties except for the Park Center Office Building which generated a marginal cash flow deficit in 1995 due to significant leasing costs incurred at the property. As of December 31, 1996, the occupancy rates at the GSB and 8280 Greensboro Drive office buildings were 98%.

During August 1996, the Partnership sold the Oxford Square apartment complex in an all cash sale for $10,500,000. During November 1996, the Registrant sold the

Oxford Hills apartment complex in an all cash sale for $22,278,500. During December 1996, the Partnership sold the Park Center Office Buildings in an all cash sale for $8,300,000. Additionally, in December 1996, the Partnership sold the Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, in an all cash sale for $15,950,000. During March 1997, the Partnership sold the GSB Office Building and entered into a contract to sell the 8280 Greensboro Drive Office Building, scheduled to close in April 1997.

The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in "Item 3. Legal Proceedings". In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may by held by the Partnership for a longer period of time.

The 8280 Greensboro Drive Office Building located in McLean, Virginia had a successful leasing campaign in 1996, with the renewal and expansion of approximately 70,000 square feet of leases, including Deltek, the largest tenant in the building. Deltek extended its leases for five years. The property's occupancy at year-end was 98%. The Washington, D.C. market has 175 office buildings totaling 19 million square feet with an average occupancy rate of 92% at the end of 1996.

GSB Office Building is located just outside Philadelphia in Bala Cynwyd, Pennsylvania. Approximately 55,000 square feet of the property was leased in 1996, including the renewal of two of its largest tenants, Strategic Marketing and Levland Advertising, for five year lease terms. The property's occupancy at year end 1996 was 98%. The Bala Cynwyd submarket has twenty-three office buildings totaling 2.6 million square feet, with an average occupancy of 95% at the end of 1996.

In August 1996 the Partnership sold the Oxford Square Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid $387,578 in selling costs. Pursuant to the terms of the sale, the Partnership was required to hold back $250,000 of the proceeds until September 1996. The full amount of the holdback was released in September 1996. The proceeds from the sale were distributed to the Tax-exempt Limited Partners in October 1996, in accordance with the Partnership Agreement. See Note 10 of Notes to the Financial Statements for additional information.

In November 1996, the Partnership sold the Oxford Hills Apartments in an all cash sale for $22,278,500. From the proceeds of the sale, the Partnership paid $475,139 in selling costs. Pursuant to the terms of the sale, the Partnership was required to hold back $250,000 of the proceeds until March 1997. The remaining available proceeds from the sale were distributed to the Tax-exempt Limited Partners in January 1997, in accordance with the Partnership Agreement. See Notes 10 and 14 of Notes to the Financial Statements for additional information.

In December 1996, the Partnership sold the Park Center office building in an all cash sale for $8,300,000. From the proceeds of the sale, the Partnership paid $271,460 in selling costs. Pursuant to the terms of the sale, the Partnership is required to hold back $200,000 of the proceeds until June 1997. The remaining proceeds were distributed to the Tax-exempt Limited Partners in January 1997, in accordance with the Partnership Agreement. See Notes 10 and 14 of Notes to the Financial Statements for additional information.

The Pacific Center Office Buildings were owned by a joint venture consisting of the Partnership and an affiliate. In December 1996, the joint venture sold the property in an all cash sale for $15,950,000. From the proceeds of the sale, the joint venture paid $431,045 in selling costs. The net proceeds from the sale were $15,518,955, of which $11,965,854 was the Partnership's share. The remaining proceeds were distributed to the Tax-exempt Limited Partners in January 1997, in accordance with the Partnership Agreement. See Notes 7 and 10 of Notes to Financial Statements.

In March 1997, the Partnership sold the GSB Office Building in an all cash sale for $19,575,000. From the proceeds of the sale, the Partnership paid $638,495 in selling costs. Pursuant to the terms of the sale, the Partnership is required to hold back $500,000 of the proceeds until December 1997. The remaining proceeds will be distributed to the Tax-exempt Limited Partners in 1997. See Note 14 of Notes to Financial Statements for additional information.

The Partnership made four distributions to Limited Partners totaling $7.00, $8.50 and $10.00 per Interest in each of 1996, 1995 and 1994, respectively, to the Taxable Limited Partners and four distributions totaling $52.32, $11.32 and $13.32 per Interest in each of 1996, 1995 and 1994, respectively, to the Tax-exempt Limited Partners. The 1996 distributions to Tax-exempt Limited Partners include Net Cash Proceeds of $43.00 per Interest from the sale of Oxford Square Apartments and the 1995 repayment of the Fairview Plaza II loan repayment. Distributions of Cash Flow have remained unchanged ($1.75 per Taxable Interest, and $2.33 per Tax-exempt Interest) since the third quarter of 1995. Cash flow decreased in 1995 as compared to 1994 due to capital improvement programs undertaken at several of the Partnership's properties and significant leasing costs incurred at two of the Partnership's office buildings. See Statement of Partners' Capital for additional information.

In January 1997, the Partnership paid $42,419,669 ($10.00 per Taxable Interest and $134.30 per Tax-exempt Interest) to Limited Partners, representing the regular quarterly distribution of available cash flow of $1.75 per Taxable Interest and $2.33 per Tax-exempt Interest, a special Net Cash Receipts distribution of $8.25 per Taxable Interest and $10.97 per Tax-exempt Interest, and a special Net Cash Proceeds distribution to Tax-exempt Limited Partners of $121.00 per Interest from proceeds from the 1996 sale of the Oxford Hills Apartments and the Park Center and Pacific Center office buildings. In addition, during January 1997, the Partnership paid $385,259 to the General Partner as its distributive share of Net Cash Receipts distributed for the fourth quarter of 1997 and made a contribution of $128,420 to the Repurchase Fund.

Including the January 1997 distribution, Limited Partners have received distributions totaling $244.35 per $500.00 Taxable Interest (of which $231.36 represents Net Cash Receipts and $12.99 represents Net Cash Proceeds) and $507.77 per $500.00 Tax-exempt Interest (of which $307.78 represents Net Cash Receipts and $199.99 represents Net Cash Proceeds). Future distributions will be made from proceeds from the sale of the Partnership's remaining properties. In light of results to date, the General Partner does not anticipate that Taxable investors will recover all of their original investment.

During 1996, the General Partner used amounts placed in the Repurchase Fund to repurchase 1,217 Interests from Limited Partners at a cost of $296,033. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners.

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


Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1996         December 31, 1995
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                     -----------  ------------  ----------- ------------

Total assets         $84,820,412 $100,203,133   $76,467,433  $121,136,136
Partners' capital
 (deficit) accounts:
  General Partner       (44,343)      368,617     (302,421)      (51,020)
  Limited Partners    84,282,848  117,778,976    74,471,189   119,065,499
Net income:
  General Partner        617,999      779,558       562,077       738,085
  Limited Partners    26,482,792    1,673,937     2,267,180

  Per Limited Partner-
   ship Interest           73.72          (A)          4.66           (A)


(A) The net income is $47.70 per Tax-exempt Interest and $6.99 per Taxable Interest for 1996 and $5.98 per Tax-exempt Interest and $8.50 per Taxable Interest for 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

On September 14, 1995 the Registrant approved the engagement of Coopers & Lybrand L.L.P. as its independent accountants for the fiscal year ending December 31, 1995 to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Registrant effective September 14, 1995. The General Partner of the Registrant approved the change in auditors.

The reports of Ernst & Young LLP on the Registrant's financial statements for each of the two fiscal years ended December 31, 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-I, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                              OFFICERS

Chairman, President and Chief           Thomas E. Meador
   Executive Officer
Senior Vice President                   Alexander J. Darragh
Senior Vice President                   James E. Mendelson
Senior Vice President                   John K. Powell, Jr.
Managing Director, Chief                Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary


Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

John K. Powell, Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1996.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $6,063 in 1996 with respect to one of the executive officers and directors of the General Partner. Certain of the remaining officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. See Note 10 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                         Name and            Amount and
                        Address of           Nature of
                        Beneficial          Beneficial            Percent
Title of Class             Owner             Ownership           of Class
--------------       ----------------     ----------------   ----------------
Limited                Walton Street         27,951.51             7.00%
Partnership         Capital Acquisition       Limited
Interests             Co. II, L.C.C.        Partnership
                         Chicago,            Interests
                         Illinois

Limited                   Beattie            15,050.81             3.77%
Partnership                Place              Limited
Interests               Greenville,         Partnership
                      South Carolina         Interests

While Beattie Place individually owns less than 5% of the Interests, for purposes of this Item 12, Beattie Place is an affiliate of Walton Street Capital Acquisition Co. II, L.C.C. and, collectively, they own 10.77% of the Interests.

(b) Balcor Equity Partners-I (principally through the Repurchase Fund) and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership    11,497.18            3.20%
         Interests

Relatives and affiliates of the officers and partners of the General Partner do not own any Interests.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

(a & b) See Note 9 of Notes to Financial Statements for additional information relating to transactions with affiliates.

See Note 4 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

(c) No management person is indebted to the Registrant.

(d) The Registrant has no outstanding agreements with any promoters.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

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

(c) (i) Agreement of Sale and attachment thereto relating to the sale of GSB Office Building, Bala Cynwyd, Pennsylvania, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated December 2, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the GSB Office Building, Bala Cynwyd, Pennsylvania, previously filed as Exhibit (99)(a) to the Registrant's Report on Form 8-K dated January 6, 1997 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of the GSB Office Building, Bala Cynwyd, Pennsylvania, previously filed as Exhibit (99)(b) to the Registrant's Report on Form 8-K dated January 6, 1997 is incorporated herein by reference.

(iv) Letter dated January 30, 1997 relating to the sale of the GSB Office Building, Bala Cynwyd, Pennsylvania, previously, is attached hereto.

(d)(i) Agreement of Sale dated January 6, 1997 and attachment thereto relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, previously filed as Exhibit (2) to the Registrant's Report on Form 8-K dated January 6, 1997 is incorporated herein by reference.

(ii) Affidavit of Due Diligence Termination Notice relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, is attached hereto.

(iii) Agreement of Sale dated March 11, 1997 and attachment thereto relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, is attached hereto.

(iv) Letter Agreement dated March 12, 1997 relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, is attached hereto.

(v) Second Amendment to Agreement of Sale relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, is attached hereto.

(16) Letter from Ernst & Young LLP dated September 19, 1995 regarding the change in the Registrant's certifying accountant previously filed as Exhibit 16 to the Registrant's Report on Form 8-K/A dated October 27, 1995 (Commission File No. 2-85270) is hereby incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1996 is attached hereto.

(b) Reports on Form 8-K:

(i) Report on Form 8-K dated October 16, 1996 was filed reporting the execution of a contract for the sale of Oxford Hills Apartments, St. Louis County, Missouri and the Pacific Center Office Buildings, Dallas, Texas.

(ii) Report on Form 8-K dated December 2, 1996 was filed reporting the execution of a contract for the sale of GSB Office Building, Bala Cynwyd, Pennsylvania, and the closing of the sales of Oxford Hills Apartments, St. Louis County, Missouri, Park Center Office Building, Maitland, Florida, and the Pacific Center Office Building, Dallas, Texas.

(iii) Report on Form 8-K dated January 6, 1997 was filed reporting the execution of a contract for the sale of 8280 Greensboro Drive Office Building, McLean, Virginia, and the reduction of the sale price and the extension of the closing date of the sale of the GSB Office Building, Bala Cynwyd, Pennsylvania.

(c) Exhibits: See Item 14(a)(3) above.

(d) Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule in this Form 10-K.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-I

                         By:  /s/ Jayne A. Kosik
                             -----------------------------
                             Jayne A. Kosik
                             Managing Director and Chief
                             Financial Officer (Principal
                             Accounting Officer) of Balcor Equity
                             Partners-I, the General Partner

Date:  March 26, 1997
      ---------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
/s/ Thomas E. Meador     Partners-I, the General Partner     March 26, 1997
---------------------                                        --------------
    Thomas E. Meador

                         Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Equity Partners-I, the General
/s/ Jayne A. Kosik       Partner                             March 26, 1997
---------------------                                        --------------
    Jayne A. Kosik

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Report of Independent Accountants

Report of Independent Auditors

Financial Statements:

Balance Sheets, December 31, 1996 and 1995

Statements of Partners' Capital, for the years ended December 31, 1996, 1995 and 1994

Statements of Income and Expenses, for the years ended December 31, 1996, 1995 and 1994

Statements of Cash Flows, for the years ended December 31, 1996, 1995 and 1994

Notes to Financial Statements

Financial Statement Schedule:

III - Real Estate and Accumulated Depreciation, as of December 31, 1996


Financial Statement Schedules, other than that listed, are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Pension Investors-I:

We have audited the accompanying balance sheets of Balcor Equity Pension Investors-I (An Illinois Limited Partnership) as of December 31, 1996 and
1995 and the related statements of partners' capital, income and expenses, and cash flows for each of the two years in the period ended December 31, 1996.
We have also audited the accompanying financial statement schedule. These financial statements and the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-I at December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As described in Note 2 to the financial statments, the Partnership Agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. The Partnership is presently marketing for sale its remaining real estate assets. Upon disposition of its remaining real estate assets and resolution of the litigation described in Note 13 to the financial statements, the Partnership intends to cease operations and dissolve.




                                 /s/ Coopers & Lybrand, L.L.P.

                                 COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 24, 1997







                      REPORT OF INDEPENDENT AUDITORS


To the Partners of
Balcor Equity Pension Investors-I:

We have audited the accompanying statements of partners' capital, income and expenses and cash flows of Balcor Equity Pension Investors-I (An Illinois Limited Partnership) for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Balcor Equity Pension Investors-I for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                    /s/ Ernst & Young LLP

                                    ERNST & YOUNG LLP



Chicago, Illinois
March 6, 1995





















                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995

                                   ASSETS


                                                   1996           1995
                                             -------------- --------------
Cash and cash equivlants                     $  50,292,449  $  11,305,552
Accounts and accrued interest receivable           704,044        436,233
Prepaid expenses                                   126,457        208,240
Deferred expenses, net of accumulated
  amortization of $252,417 in 1996
  and $610,552 in 1995                             388,847        447,989
                                             -------------- --------------
                                                51,511,797     12,398,014
                                             -------------- --------------
Investment in real estate:
  Land                                           4,398,007     10,753,713
  Buildings and improvements                    48,195,641     94,459,569
                                             -------------- --------------
                                                52,593,648    105,213,282
  Less accumulated depreciation                 19,285,033     41,143,863
                                             -------------- --------------
Investment in real estate, net
  of accumulated depreciation                   33,308,615     64,069,419
                                             -------------- --------------
                                             $  84,820,412  $  76,467,433
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     302,533  $     238,377
Due to affiliates                                   97,196         27,398
Accrued real estate taxes                                         204,076
Security deposits                                  182,178        491,955
                                             -------------- --------------
    Total liabilities                              581,907        961,806

Commitments and Contingencies

Affiliate's minority interest in
  joint venture                                                 1,336,859

Limited Partners' capital (359,229
  Partnership Interests issued and
  outstanding)                                  84,282,848     74,471,189

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1996 and 1995
                                  (Continued)


General Partner's deficit                          (44,343)      (302,421)
                                             -------------- --------------
    Total Partners capital                      84,238,505     74,168,768
                                             -------------- --------------
                                             $  84,820,412  $  76,467,433
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1996, 1995 and 1994


                                   Partners' Capital (Deficit) Accounts
                                ------------------------------------------
                                                  General       Limited
                                     Total        Partner       Partners
                                --------------- ------------- ------------

Balance at December 31, 1993    $  80,242,121 $    (361,783)$  80,603,904

Cash distributions (A)             (5,143,724)     (514,372)   (4,629,352)
Net income for the year
  ended December 31, 1994           1,205,826       448,802       757,024
                                --------------- ------------- ------------
Balance at December 31, 1994       76,304,223      (427,353)   76,731,576

Cash distributions (A)             (4,371,469)     (437,145)   (3,934,324)
Net income for the year
  ended December 31, 1995           2,236,014       562,077     1,673,937
                                --------------- ------------- ------------
Balance at December 31, 1995       74,168,768      (302,421)   74,471,189

Cash distributions (A)            (17,031,054)     (359,921)  (16,671,133)
Net income for the year
  ended December 31, 1996          27,100,791       617,999    26,482,792
                                --------------- ------------- ------------
Balance at December 31, 1996    $  84,238,505 $     (44,343)$  84,282,848
                                =============== ============= ============

(A)  Summary of cash distributions paid per Limited Partnership Interest:


                                     1996           1995          1994
     Taxable                    --------------- ------------- ------------
     --------
     First Quarter              $        1.75 $        2.50 $        2.50
     Second Quarter                      1.75          2.50          2.50
     Third Quarter                       1.75          1.75          2.50
     Fourth Quarter                      1.75          1.75          2.50


     Tax-exempt
     ----------
     First Quarter                       2.33          3.33          3.33
     Second Quarter                      2.33          3.33          3.33
     Third Quarter                       2.33          2.33          3.33
     Fourth Quarter                     45.33          2.33          3.33

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995          1994
                                --------------- ------------- ------------
Income:
  Rental                        $  14,299,598 $  15,051,128 $  14,844,273
  Service                           1,755,248     1,768,853     1,949,797
  Interest on short-term
    investments                       915,471       472,431       352,782
  Interest on loan receivable                       395,906       211,507
                                --------------- ------------- ------------
      Total income                 16,970,317    17,688,318    17,358,359
                                --------------- ------------- ------------

Expenses:
  Depreciation                      3,561,739     3,676,624     3,597,776
  Amortization of deferred
    expenses                          319,997       142,928       106,292
  Property operating                8,232,023     8,900,522     9,723,304
  Real estate taxes                 1,167,490     1,146,044     1,358,958
  Property management fees            651,010       689,037       721,850
  Administrative                      822,261       656,146       655,733
  Loss on collection of mortgage
     loan receivable                                228,372
                                --------------- ------------- ------------
      Total expenses               14,754,520    15,439,673    16,163,913
                                --------------- ------------- ------------
Income before gain on sale of
  properties and affiliate's
  minority interest in income
  from joint venture                2,215,797     2,248,645     1,194,446

Gain on sales of properties        27,175,053

Affiliate's minority interest in
  (income) loss from joint
  venture                          (2,290,059)      (12,631)       11,380
                                --------------- ------------- ------------

Net income                      $  27,100,791 $   2,236,014 $   1,205,826
                                --------------- ------------- ------------
Net income allocated to General
  Partner                       $     617,999 $     562,077 $     448,802
                                =============== ============= ============
Net income allocated to Limited
  Partners                      $  26,482,792 $   1,673,937 $     757,024
                                =============== ============= ============

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

Net income per Limited
  Partnership Interest (359,229
  issued and outstanding)       $       73.72 $        4.66 $        2.11
                                =============== ============= ============


The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994


                                      1996          1995         1994
                                --------------- ------------- ------------
Operating activities:
  Net income                    $  27,100,791 $   2,236,014 $   1,205,826
  Adjustments to reconcile net
    income to net cash
    provided by operating
    activities:
      Gain on sales of
        properties                (27,175,053)
      Affiliate's minority
        interest in income
        (loss)from joint venture    2,290,059        12,631       (11,380)
      Depreciation of properties    3,561,739     3,676,624     3,597,776
      Amortization of deferred
        expenses                      319,997       142,928       106,292
      Loss on collection of
        mortgage loan receivable                    228,372
      Payment of deferred
         expenses                    (260,855)     (235,621)      (27,921)
      Net change in:
        Accounts and accrued
          interest receivable        (267,811)     (271,348)      336,648
        Prepaid expenses               81,783      (138,121)       27,049
        Accounts payable               64,156        26,701      (526,800)
        Due to affiliates              69,798       (74,819)        5,238
        Accrued real estate
          taxes                      (204,076)          889       (37,602)
        Escrow liabilities                          (16,088)         (328)
        Security deposits            (309,777)      (20,651)       (7,797)
                                --------------- ------------- ------------
  Net cash provided by
    operating activities            5,270,751     5,567,511     4,667,001
                                --------------- ------------- ------------
Investing activities:
  Proceeds from sales of
    properties                     57,028,500
  Payment of selling costs         (1,565,222)
  Collection of principal pay-
    ments on loan receivable                      3,906,969       167,342
  Improvements to properties       (1,089,160)     (845,966)     (766,068)
                                --------------- ------------- ------------
  Net cash provided by or used
    in investing activities        54,374,118     3,061,003      (598,726)
                                --------------- ------------- ------------

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1996, 1995 and 1994
                                  (Continued)

Financing activities:
  Distributions to Limited
    Partners                      (16,671,133)   (3,934,324)   (4,629,352)
  Distributions to General
    Partner                          (359,921)     (437,145)     (514,372)
  Contributions from joint ven-
    ture partner - affiliate           54,938                      48,400
  Distributions to joint venture
    partner - affiliate            (3,681,856)     (158,493)      (17,999)
                                --------------- ------------- ------------
  Net cash used in financing
    activities                    (20,657,972)   (4,529,962)   (5,113,323)
                                --------------- ------------- ------------
Net change in cash and
  cash equivalents              $  38,986,897 $   4,098,552 $  (1,045,048)
Cash and cash equivalents
  at beginning of year             11,305,552     7,207,000     8,252,048
                                --------------- ------------- ------------
Cash and cash equivalents
  at end of year                $  50,292,449 $  11,305,552 $   7,207,000
                                =============== ============= ============


The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.  Nature of the Partnership's Business:

Balcor Equity Pension Investors-I is engaged principally in the operation of residential and commercial real estate, with real estate investments remaining at December 31, 1996 located in McLean, Virginia and Bala Cynwyd, Pennsylvania.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold the Oxford Square and Oxford Hills apartment complexes. Additionally, the Partnership sold the Pacific Center Office Buildings, which was owned by a joint venture consisting of the Partnership and an affiliate. During 1997, the Partnership sold the GSB Office Building and has entered into a contract to sell the 8280 Greensboro Drive Office Building. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 13 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Accounting Policies:

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

               Buildings and improvements          20 to 40
               Furniture and fixtures                 5

Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are charged to the related asset account.

As properties are sold, the related costs and accumulated depreciation are removed from the respective accounts. Any gain or loss on disposition is recognized in accordance with generally accepted accounting principles.

(c) Interest income on loan receivable consisted of monthly payments received from the borrower, which were recorded in the period they were earned as determined by the terms of the loan agreement. The accrual of interest was discontinued when a loan became ninety days contractually delinquent or sooner, when in the opinion of the General Partner, an impairment had occurred in the value of the collateral property securing the loan.

Once a loan was placed on non-accrual status, income was recorded only as cash payments were received from the borrower until such time as the borrower demonstrated an ability to make regular payments under the terms of the original or renegotiated loan agreement. The Partnership received a prepayment of its last mortgage loan receivable in December 1995.

For loans on which the Partnership had agreed to a modification of terms as a result of financial difficulties experienced by the borrower, interest income payments earned subsequent to the date of modification for which payment was deferred to a later date were recorded only as they were received from the borrower.

(d) Loan losses on mortgage notes receivable were charged to income and an allowance account was established when the General Partner believed the loan balance would not be recovered. The General Partner assessed the collectibility of each loan on a periodic basis through a review of the collateral property operations, the property value and the borrower's ability to repay the loan. Upon foreclosure, the loan net of allowance was transferred to real estate held for sale, after the fair value of the property less costs of disposal was assessed. Upon the transfer to real estate, a new basis in the property was established.

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership records its investments in real estate at the lower of cost or fair value, and periodically assesses, but not less than on an annual basis, possible impairment to the value of its properties. The General Partner estimates the fair value of its properties based on the current sales price less estimated closing costs. In the event the General Partner determines an impairment in value has occurred, and the carrying amount of the real estate asset will not be recovered, a provision is recorded to reduce the carrying basis of the property to its estimated fair value. The General Partner considers the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicate otherwise.

(e) Deferred expenses consist of leasing commissions which are amortized over the life of each respective lease.

(f) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases is recognized on a straight line basis over the respective lease term. Service income includes reimbursements of operating costs such as real estate taxes, maintenance and insurance and is recognized as revenue in the period the applicable costs are incurred.

(g) The Financial Accounting Standard Board's Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. Since quoted market prices are not available for the Partnership's financial instruments, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumption used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in immediate settlement of the instrument. Statement No. 107 does not apply to all balance sheet items and excludes certain financial instruments and all non-financial instruments such as real estate and investment in joint ventures from its disclosure requirements.

(h) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held in one financial institution.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

4. Partnership Agreement:

The Partnership was organized in July 1983. The Partnership Agreement provides for Balcor Equity Partners-I to be the General Partner and for the admission of Limited Partners through the sale of up to 800,000 Limited Partnership Interests at $500 per Interest, 359,229 of which were sold on or prior to February 24, 1984, the termination date of the offering.

Operating Income of the Partnership is allocated 10% to the General Partner and 90% to the Limited Partners; however, certain components are specially allocated as described in the Partnership Agreement. Operating Losses and certain other components are allocated 1% to the General Partner and 99% to the Limited Partners pursuant to the provisions of the Partnership Agreement.

Net Cash Receipts available for distribution are distributed as follows: 90% to all Limited Partners; 7 1/2% to the General Partner as its distributive share from Partnership operations; and 2 1/2% to the General Partner for allocation to the Repurchase Fund which may be utilized to repurchase Interests from Limited Partners pursuant to the provisions of the Partnership Agreement.

Amounts placed in the Repurchase Fund may, at the sole discretion of the General Partner and subject to certain limitations, as set forth in the Partnership Agreement, be used to repurchase Interests from existing Limited Partners. During 1996, the General Partner used amounts placed in the Repurchase Fund to repurchase 1,217 Interests from Limited Partners at a cost of $296,033. All repurchases of Interests have been made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions pertaining to repurchased Interests are paid to the Repurchase Fund. To the extent that amounts in the Repurchase Fund were not utilized to repurchase Interests, such amounts were invested in short-term interest-bearing instruments with earnings thereon credited to the Repurchase Fund. In February 1997, the Partnership discontinued the repurchase of Limited Partnership Interests. An amount not to exceed the amount originally allocated to the Repurchase Fund will be returned to the Partnership at liquidation which will be accounted for as a capital contribution from the General Partner, if necessary to permit payment to the Limited Partners of their Original Capital plus any deficiency in their Liquidation Preference.

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

5. Investment in Loan Receivable:

In December 1995, the Partnership received $3,932,676 as payment in full under the contractual terms of the Fairview Plaza III Office Building mortgage loan. The amount received consisted of funds advanced of $3,745,406 and a prepayment premium of $187,270. The Partnership recognized a loss on collection of mortgage loan receivable of $228,372 representing the difference between the amount repaid under the contractual terms of the note and the carrying amount for financial statement purposes.

The Fairview Plaza III Office Building mortgage loan had been classified as a non-accrual loan as a result of delinquency and other noncompliance with the terms of the loan agreement and was therefore considered an impaired loan.

Under the terms of the original loan agreement, the Partnership would have received interest income of approximately $1,100,000 during 1995 and $1,200,000 during 1994, respectively. The Partnership recorded interest income on this loan of approximately $195,000 (cash basis) during 1995, and $221,000 (cash basis) during 1994. The average recorded investment in the impaired loan during the year ended December 31, 1995 was approximately $4,054,709.

6. Management Agreements:

As of December 31, 1996, both of the properties owned by the Partnership are under management agreements with a third-party management company. These management agreements provide for annual fees of 3% to 6% of gross operating receipts.

7. Affiliate's Minority Interest in Joint Venture:

The Pacific Center Office Buildings were owned by a joint venture between the Partnership and an affiliate. Profits and losses were allocated 77.09% to the Partnership and 22.91% to the affiliate. All assets, liabilities, income and expenses of the joint venture are included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for the affiliate's participation. Net distributions of $3,626,918 and $158,493, were made to the joint venture partner during 1996 and 1995, and net contributions of $30,401 were received from the joint venture partner in 1994. The property was sold in December 1996 and the joint venture recognized a gain on the sale of $8,881,597 of which $2,034,774 is the joint venture partners share.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles ("GAAP"), will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1996 in the financial statements is $11,092,187 more than the tax income of the Partnership for the same period resulting primarily from differences in the commercial property capitalization policy for tax and GAAP and its effects on sales calculations, which was partially offset by higher tax basis depreciation.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/96         12/31/95         12/31/94
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees      None    None  $ 9,625  $  569 $  9,625  $  802
Property management fees     None    None     None    None  663,299    None

Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting            $18,148 $14,241   69,227   5,662   87,470  30,226
    Data processing         3,101   2,398   29,559   2,201   57,714  13,007
    Investor communi-
      cations                None    None   10,066    None   30,605   8,983
    Legal                  12,975  10,093   28,821   2,350   25,026  12,774
    Portfolio management   88,864  68,872  133,190  16,552  114,105  28,793
    Other                   3,373   1,592   10,561      64   11,024   7,632

The Partnership participates in an insurance deductible program with other affiliated partnerships in which the program pays claims up to the amount of the deductible under the master insurance policies for its properties. The program is administered by an affiliate of the General Partner who receives no fee for administering the program; however, the General Partner is reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $24,406, $98,265 and $116,846 for 1996, 1995 and 1994, respectively.

Allegiance Realty Group, Inc., an affiliate of the General Partner, managed the Partnership's properties until the affiliate was sold to a third party in November 1994.

10. Property Sales:

(a) In August 1996, the Partnership sold the Oxford Square Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid $387,578 in selling costs. The basis of the property was $7,897,992, which is net of accumulated depreciation of $3,486,872. For financial statement purposes, the Partnership recognized a gain of $2,214,430 from the sale of this property.

(b) In November 1996, the Partnership sold the Oxford Hills Apartments in an all cash sale for $22,278,500. From the proceeds of the sale, the Partnership paid $475,139 in selling costs. The basis of the property was $8,351,921, which is net of accumulated depreciation of $11,056,013. For financial statement purposes, the Partnership recognized a gain of $13,451,440.

(c) In December 1996, the Partnership sold the Park Center Office Building in an all cash sale for $8,300,000. From the proceeds of the sale, the Partnership paid $271,460 in selling costs. The basis of the property was $5,400,954, which is net of accumulated depreciation of $2,596,589. For financial statement purposes, the Partnership recognized a gain of $2,627,586.

(d) The Pacific Center Office Buildings were owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate hold participating percentages in the joint venture of 77.09% and 22.91%, respectively. In December 1996, the joint venture sold the property in an all cash sale for $15,950,000. From the proceeds of the sale, the joint venture paid $431,045 in selling costs. The basis of the property was $6,637,358, which is net of accumulated depreciation of $8,281,094. For financial statement purposes, the Partnership recognized a gain of $8,881,597 from the sale of this property, of which $2,034,774 is the minority joint venture partner's share.

11. Rentals under Operating Leases:

The Partnership receives rental income from the leasing of office space under operating leases. The minimum future rentals (excluding amounts representing executory costs such as taxes, maintenance and insurance) to be received by the Partnership for the 8280 Greensboro Drive Office Building based on operating leases held at December 31, 1996 are approximately as follows:

                         1997         $  2,990,000
                         1998            3,046,000
                         1999            2,843,000
                         2000            2,173,000
                         2001            1,512,000
                         Thereafter        626,000
                                      ------------
                                      $ 13,190,000
                                      ============

The Partnership is subject to the usual business risks regarding the collection of these rentals.

Approximately 29% and 20% of the space at 8280 Greensboro Drive Office Building is leased to Deltek Systems Inc. and McGuire, Woods, Battle & Booth, respectively. Of the Partnership's total rental income recognized during 1996, 8% and 6% relates to Deltek Systems Inc. and McGuire, Woods, Battle & Booth, respectively. Deltek Systems lease runs through March 2002 and McGuire, Woods, Battle, & Booth's lease runs through August 2000.

12. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

13. Contingencies:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership's financial position, results of operations or liquidity. The Partnership believes that it has meritorious defenses to contest the claims.

The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership's financial position, results of operations or liquidity. The Partnership believes that it has meritorious defenses to contest the claims.

14. Subsequent Events:

(a) In January 1997, the Partnership paid $42,419,669 ($10.00 per Taxable Interest and $134.30 per Tax-exempt Interest) to the holders of Limited Partnership Interests representing a regular quarterly distribution of available Cash Flow for the fourth quarter of 1996 of $1.75 per Taxable Interest and $2.33 per Tax-exempt Interest, a special Net Cash Receipts distribution of $8.25 per Taxable Interest and $10.97 per Tax-exempt Interest and a special distribution of Net Cash Proceeds of $121.00 per Tax-exempt Interest representing available proceeds from the sale of four of the Partnership's properties during the fourth quarter of 1996.

(b) In March 1997, the Partnership sold the GSB Office Building in an all cash sale for $19,575,000. From the proceeds of the sale, the Partnership paid $638,495 in selling costs. The basis of the property was $13,048,410, which is net of accumulated depreciation of $14,610,352. For financial statement purposes, the Partnership will recognize a gain of approximately $5,888,000 from the sale of this property during the first quarter of 1997.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1996

        Col.  A           Col.  B         Col.  C                     Col.  D
----------------------   --------  ------------------------  ----------------------------------
                                            Initial Cost          Cost Adjustments
                                           to Partnership       Subsequent to Acquisition
                                        -------------------  ---------------------------------
                                               Buildings                Carrying   Reduction
                         Encum-                and Im-       Improve-     Costs    of Basis
     Description         brances     Land      provements    ments         (a)        (b)
-----------------------  -------  -----------  ------------  ---------  -------  -------------

8280 Greensboro Drive
  Office Building,
  197,000 sq. ft.,
  McLean, VA               None    $4,595,052  $32,581,745   $1,182,04           $(13,423,952)

GSB Office Building,
  228,000 sq. ft.,
  Bala Cynwyd, PA          None     1,417,000   20,078,955   6,106,839  $55,968
                                   ----------  -----------  ----------  -------  ------------

    Total                          $6,012,052  $52,660,700  $7,288,880  $55,968  $(13,423,952)
                                   ==========  ===========  ==========  =======  ============

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            as of December 31, 1996
                                  (Continued)

       Col.  A                        Col.  E                 Col.  F      Col.  G     Col.  H       Col.  I
---------------------  -------------------------------------  ----------  -----------  --------  -------------
                               Gross Amounts at Which                                            Life Upon
                             Carried at Close of Period                                          Which Depre-
                       -------------------------------------                                     ciation in
                                    Buildings                 Accumulated  Date        Date      Latest Income
                                     and Im-       Total      Deprecia-    of Con-     Acq-      Statement
    Description           Land      provements     (c)(d)      tion(d)     struction   uired     is Computed
---------------------  -----------  -----------  -----------  -----------  ----------  --------  -------------

8280 Greensboro Drive
  Office Building,
  197,000 sq. ft.,
  McLean, VA            $2,977,313  $21,957,573  $24,934,886   $4,921,410    1987      12/90(e)         (f)

GSB Office Building,
  228,000 sq. ft.,
  Bala Cynwyd, PA        1,420,694   26,238,068   27,658,762   14,363,623    1959       7/84            (f)
                       -----------  -----------  -----------  -----------

    Total               $4,398,007  $48,195,641  $52,593,648  $19,285,033
                       ===========  ===========  ===========  ===========

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                             NOTES TO SCHEDULE III

(a) Consists of legal fees, appraisal fees, title costs and other related professional fees.

(b) The carrying basis of the 8280 Greensboro Drive office building was reduced in 1991 and 1993 due to a permanent impairment in the value of the property.
In addition, amounts held in escrow on behalf of the borrower of the 8280 Greensboro Drive Office Building were used in 1991 to reduce the basis of this property.

(c) The aggregate cost of land for Federal income tax purposes is $5,991,293 and the aggregate cost of buildings and improvements for Federal income tax purposes is $63,830,612. The total of these is $69,821,905.


                       (d) Reconciliation of Real Estate
                           -----------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

Balance at beginning of year      $105,213,282 $104,367,316 $103,601,248

Additions during year:
 Improvements                        1,089,160      845,966      766,068

Reductions during year:
 Sale of Investments                53,708,794
                                  ------------ ------------ ------------
Balance at end of year             $52,593,648 $105,213,282 $104,367,316
                                  ============ ============ ============

                  Reconciliation of Accumulated Depreciation
                   ------------------------------------------

                                       1996         1995         1994
                                    ----------   ----------   ----------

Balance at beginning of year       $41,143,863  $37,467,239  $33,869,463

Depreciation expense for
  the year                           3,561,739    3,676,624    3,597,776

Sale of Investments               ($25,420,569)
                                   -----------  -----------  -----------

Balance at end of year             $19,285,033  $41,143,863  $37,467,239
                                   ===========  ===========  ===========

(e) During 1990, this property was acquired at a foreclosure sale.

(f) Depreciation expense is computed based upon the following estimated useful lives:
                                                    Years
                                                    -----

               Buildings and improvements          20 to 40
               Furniture and fixtures                 5