Form 10-K/A
period 1996-12-31
BALCOR EQUITY PENSION INVESTORS I
filed 1997-04-04
CIK 723873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1996
                          -----------------
                                       OR

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

Including the January 1997 distribution, Limited Partners have received distributions totaling $244.35 per $500.00 Taxable Interest (of which $231.36 represents Net Cash Receipts and $12.99 represents Net Cash Proceeds) and

$507.77 per $500.00 Tax-exempt Interest (of which $307.78 represents Net Cash Receipts and $199.99 represents Net Cash Proceeds). In accordance with the Partnership Agreement, sales proceeds are being allocated to the Tax-exempt Investors, and Taxable and Tax-exempt Investors have received quarterly distributions from Net Cash Receipts. Since all of the Partnership's properties except the 8280 Greensboro Drive Office Building have been sold, it is not anticipated that the Partnership will generate further Net Cash Receipts. Taxable Investors are not expected to receive further quarterly distributions, beginning with the first quarter 1997. Tax-exempt Investors will receive future Net Cash Proceeds distributions primarily from the March 1997 property sale and the sale of the Partnership's remaining property. However, Taxable Investors will share in the amounts allocated to the Repurchase Fund.

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

Certain statements in this Form 10-K constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include projections of revenues, income or losses, capital expenditures, plans for future operations, financing plans or requirements, and plans relating to properties of the Partnership, as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements.

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

Date:  April 4, 1997
      -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Title                     Date
----------------------	--------------------------------  ------------
                        President and Chief Executive
                        Officer (Principal Executive
                        Officer) of Balcor Equity
/s/ Thomas E. Meador    Partners-I, the General Partner   April 4, 1997
----------------------                                    -------------
    Thomas E. Meador

                        Managing Director and Chief
                        Financial Officer (Principal
                        Accounting Officer) of Balcor
                        Equity Partners-I, the General
/s/ Jayne A. Kosik      Partner                           April 4, 1997
----------------------                                    -------------
    Jayne A. Kosik