Form 10-Q
period 1997-03-31
BALCOR EQUITY PENSION INVESTORS I
filed 1997-05-14
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997
                               ------------------
OR

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

                                BALANCE SHEETS
                     March 31, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                1997              1996
                                           ---------------   -------------
Cash and cash equivalents                  $   26,592,615    $ 50,292,449
Accounts and accrued interest receivable          491,814         704,044
Prepaid expenses                                    5,064         126,457
Deferred expenses, net of accumulated
  amortization of $191,271 in 1997
  and $252,417 in 1996                             76,509         388,847
                                           ---------------   -------------
                                               27,166,002      51,511,797
                                           ---------------   -------------
Investment in real estate:
  Land                                          2,977,313       4,398,007
  Buildings and improvements                   21,957,573      48,195,641
                                           ---------------   -------------
                                               24,934,886      52,593,648
  Less accumulated depreciation                 5,091,772      19,285,033
                                           ---------------   -------------
Investment in real estate, net
  of accumulated depreciation                  19,843,114      33,308,615
                                           ----------------  -------------
                                           $   47,009,116    $ 84,820,412
                                           ===============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      222,388    $    302,533
Due to affiliates                                  92,364          97,196
Accrued real estate taxes                          50,820
Security deposits                                  50,576         182,178
                                           ---------------   -------------
    Total liabilities                             416,148         581,907
                                           ---------------   -------------
Commitments and contingencies

Limited Partners' capital (359,229
  Partnership Interests issued and
  outstanding)                                 47,086,489      84,282,848

General Partner's deficit                        (493,521)        (44,343)
                                           ---------------   -------------
    Total partners' capital                    46,592,968      84,238,505
                                           ---------------   -------------
                                           $   47,009,116    $ 84,820,412
                                           ===============   =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                1997              1996
                                           ---------------   -------------
Income:
  Rental                                   $    1,317,073    $  3,718,639
  Service                                         378,463         385,443
  Interest on short-term investments              272,318         158,684
                                           ---------------   -------------
      Total income                              1,967,854       4,262,766
                                           ---------------   -------------
Expenses:
  Depreciation                                    417,091         925,556
  Amortization of deferred expenses               312,338          28,477
  Property operating                            1,540,061       1,949,695
  Real estate taxes                                96,098         287,429
  Property management fees                         67,323         178,665
  Administrative                                  135,227         103,964
                                           ---------------   -------------
      Total expenses                            2,568,138       3,473,786
                                           ---------------   -------------
(Loss) income before gain on sale of
  property and affiliate's minority
  interest in income from joint venture          (600,284)        788,980

Gain on sale of property                        5,888,095

Affiliate's minority interest in
  income from joint venture                                       (32,567)
                                           ---------------   -------------
Net income                                 $    5,287,811    $    756,413
                                           ===============   =============
Net income allocated to General Partner    $       64,501    $    160,143
                                           ===============   =============
Net income allocated to Limited Partners   $    5,223,310    $    596,270
                                           ===============   =============
Net income per Limited
  Partnership Interest (359,229 issued
  and outstanding)                         $        14.54    $       1.66
                                           ===============   =============
Distribution to General Partner            $      513,679    $     89,980
                                           ===============   =============
Distribution to Limited Partners           $   42,419,669    $    809,824
                                           ===============   =============
Distribution per Limited Partnership
  Interest:
   Taxable                                 $        10.00    $       1.75
                                           ===============   =============
   Tax-exempt                              $       134.30    $       2.33
                                           ===============   =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                1997              1996
                                           ---------------   -------------
Operating activities:
  Net income                               $    5,287,811    $    756,413
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on sale of property                 (5,888,095)
      Affiliate's minority interest in
        income from joint venture                                  32,567
      Depreciation of properties                  417,091         925,556
      Amortization of deferred expenses           312,338          28,477
      Net change in:
        Accounts and accrued interest
          receivable                              212,230         152,449
        Prepaid expenses                          121,393          77,215
        Accounts payable                          (80,145)          3,373
        Due to affiliates                          (4,832)         16,034
        Accrued real estate taxes                  50,820          25,729
        Security deposits                        (131,602)         (6,492)
                                           ---------------   -------------
  Net cash provided by
    operating activities                          297,009       2,011,321
                                           ---------------   -------------
Investing activities:
  Proceeds from sale of property               19,575,000
  Payment of selling costs                       (638,495)
                                           ---------------
  Net cash provided by investing
     activities                                18,936,505
                                           ---------------
Financing activities:
  Distribution to Limited Partners            (42,419,669)       (809,824)
  Distribution to General Partner                (513,679)        (89,980)
  Contributions from joint venture
    partner - affiliate                                            45,552
                                           ---------------   -------------
  Net cash used in financing activities       (42,933,348)       (854,252)
                                           ---------------   -------------
Net change in cash and cash
  equivalents                                 (23,699,834)      1,157,069
Cash and cash equivalents at
  beginning of year                            50,292,449      11,305,552
                                           ---------------   -------------
Cash and cash equivalents at
  end of period                            $   26,592,615    $ 12,462,621
                                           ===============   =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1997, and all such adjustments are of a normal and recurring nature.

b) A reclassification has been made to the previously reported 1996 financial statements in order to provide comparability with the 1997 statements. This reclassification has not changed the 1996 results.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. During 1997, the Partnership sold its remaining two properties, the GSB Office Building and the 8280 Greensboro Drive Office Building. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1997 are:

                                       Paid        Payable
                                   ------------   ---------
    Reimbursement of expenses to
     the General Partner, at cost     $25,685       $92,364

4.  Property Sale:

In March 1997, the Partnership sold the GSB Office Building in an all cash sale for $19,575,000. From the proceeds of the sale, the Partnership paid $638,495 in selling costs. The basis of the property was $13,048,410, which is net of accumulated depreciation of $14,610,352. For financial statement purposes, the Partnership recognized a gain of $5,888,095 from the sale of this property.

5. Contingencies:

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

6. Subsequent Events:

(a) In April 1997, the Partnership paid $21,865,781 ($70.00 per Tax-exempt Interest) to the holders of Tax-exempt Limited Partnership Interests representing a special distribution of Net Cash Proceeds primarily from the sale of the GSB Office Building.

(b) In April 1997, the Partnership sold the 8280 Greensboro Drive Office Building in an all cash sale for $30,000,000. From the proceeds of the sale, the Partnership paid $691,850 in selling costs. For financial statement purposes, the Partnership will recognize a gain of approximately $9,500,000 from the sale of this property during the second quarter of 1997.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. The Partnership accepted deeds in lieu of foreclosure on two of the loans, acquired one of its collateral properties at a foreclosure sale and accepted prepayments on the three remaining loans. The Partnership sold four properties in 1996. In addition, the Partnership sold one property in March 1997 and sold its remaining property in April 1997.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During 1997, the Partnership's income before gain on sale decreased by approximately $1,389,000 primarily due to the 1996 sales of properties which were generating income from operations. However, the Partnership recognized a gain of approximately $5,888,000 on the sale of the GSB Office Building during 1997 which offset this decrease. As a result, net income increased for the quarter ended March 31, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to the quarters ended March 31, 1997 and 1996, unless otherwise noted.

Rental and service income, depreciation, real estate taxes and property management fees decreased in 1997 compared to 1996 due to the sales of the Oxford Square and Oxford Hills apartment complexes and the Park Center and Pacific Center office buildings in 1996, and, to a lesser extent, the sale of the GSB Office Building in March 1997.

Increased cash available for short-term investment due to proceeds received in connection with the 1997 and 1996 property sales prior to distribution to Partners in 1997 was the primary reason for an increase in interest income on short-term investments during 1997 as compared to 1996.

Amortization expense increased during 1997 as compared to 1996 due to the write-off of the remaining capitalized leasing commissions related to the GSB Office Building which was sold in March 1997.

Property operating expense decreased by approximately $410,000 during 1997 when compared to 1996. The sales of the Oxford Square and Oxford Hills apartment complexes and the Park Center and Pacific Center office buildings in 1996 resulted in a decrease in property operating expense of $866,000. These decreases were partially offset by increases of approximately $456,000 as a result of tenant improvements and parking lot repairs at the GSB Office Building and tenant and common area improvements at the 8280 Greensboro Drive Office Building.

Administrative expenses increased in 1997 as compared to 1996 by approximately $31,000. Increases in accounting and legal fees of approximately $39,000 were partially offset by a decrease of approximately $14,000 in investor processing costs.

In March 1997, the Partnership sold the GSB Office Building and recognized a gain on sale of $5,888,095.

In 1996, the Partnership sold the Pacific Center Office Building which was owned through a joint venture. As a result, affiliate's minority interest in income from joint venture ceased.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of March 31, 1997 decreased by approximately $23,700,000 as compared to December 31, 1996 primarily due to distributions to Partners in January 1997, which were partially offset by the proceeds received from the sale of the GSB Office Building. Cash flow of approximately $297,000 provided by operating activities consists primarily of the cash flow generated from the property operations and interest income on short-term investments, which were partially offset by administrative expenses. Cash provided by investing activities of approximately $18,937,000 consists primarily of net proceeds from the sale of the GSB Office Building. Cash used in financing activities of approximately $42,933,000 consists of distributions to Partners. Additionally, in April 1997, the Partnership distributed proceeds of approximately $21,866,000 primarily from the sale of the GSB Office Building, as discussed below.

The Partnership classifies the cash flow performance of its properties as either positive, a marginal deficit or a significant deficit. A deficit is considered to be significant if it exceeds $250,000 annually or 20% of the property's rental and service income. The Partnership defines cash flow generated from its properties as an amount equal to the property's revenue receipts less property related expenditures. During the quarters ended March 31, 1997 and 1996, the 8280 Greensboro Drive Office Building generated positive cash flow. The GSB Office Building generated positive cash flow for the quarter ended March 31, 1996 and a marginal cash flow deficit prior to its sale in March 1997 due to costs incurred for improvements to prepare the property for sale. The Partnership sold four properties in 1996 all of which generated positive cash flow in 1996 prior to their sales. As of March 31, 1997, the occupancy rate at the 8280 Greensboro Drive Office Building was 99%. This property was sold in April 1997.

During 1996, the Partnership sold four properties. During March 1997, the Partnership sold the GSB Office Building in an all cash sale for $19,575,000. During April 1997, the Partnership sold its remaining property, the 8280 Greensboro Drive Office Building, in an all cash sale for $30,000,000. The

Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may by held by the Partnership for a longer period of time.

In March 1997, the Partnership sold the GSB Office Building in an all cash sale for $19,575,000. From the proceeds of the sale, the Partnership paid $638,495 in selling costs. Pursuant to the terms of the sale, the Partnership is required to retain $500,000 of the proceeds until December 1997. The remaining proceeds were distributed to the Tax-exempt Limited Partners in April 1997. See
Note 4 of Notes to Financial Statements for additional information.

In April 1997, the Partnership sold the 8280 Greensboro Drive Office Building in an all cash sale for $30,000,000. From the proceeds of the sale, the Partnership paid $691,850 in selling costs. The majority of the proceeds are expected to be distributed to the Tax-exempt Limited Partners in July 1997. See
Note 6 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Oxford Hills Apartments, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until March 1997, at which time the funds were released in full to the Partnership.

In April 1997, the Partnership paid $21,865,781 ($70.00 per Tax-exempt Interest) to the holders of Tax-exempt Limited Partnership Interests, representing a special distribution of Net Cash Proceeds primarily from the sale of the GSB Office Building. Including the April 1997 distribution, Limited Partners have received distributions totaling $244.35 per $500.00 Taxable Interest (of which $231.36 represents Net Cash Receipts and $12.99 represents Net Cash Proceeds) and $577.77 per $500.00 Tax-exempt Interest (of which $307.78 represents Net Cash Receipts and $269.99 represents Net Cash Proceeds). In accordance with the Partnership Agreement, Net Cash Proceeds are allocated first to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. Since all of the Partnership's properties have been sold, it is not anticipated that the Partnership will generate further Net Cash Receipts. Taxable Limited Partners will not receive further quarterly distributions. Tax-exempt Limited Partners will receive a future Net Cash Proceeds distribution from the April 1997 property sale. Taxable Limited Partners will not recover all of their original investment. However, Taxable Limited Partners will share in the amounts allocated to the Repurchase Fund.

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

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION


Item 5.  Other Information
---------------------------

8280 Greensboro Drive Office Building
-------------------------------------

As previously reported, the Partnership contracted to sell the 8280 Greensboro Drive Office Building, McLean, Virginia, to an unaffiliated party, RREEF America L.L.C.("RREEF"), a Delaware limited liability company. The sale price is $30,000,000. RREEF assigned all of its rights and obligations under the agreement of sale to Gateway Coastal Properties, Inc., a California corporation. The closing was extended and the sale closed on April 22, 1997. From the proceeds of the sale, the Partnership paid $600,000 as a brokerage commission to an affiliate of the third party providing property management services for the property and $91,850 in closing costs. The Partnership received the remaining proceeds of $29,308,150.

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

(iv) Letter dated January 30, 1997 relating to the sale of the GSB Office Building, Bala Cynwyd, Pennsylvania, previously filed as Exhibit (10)(c)(iv) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(d) (i) Agreement of Sale dated March 11, 1997 and attachment thereto relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, previously filed as Exhibit (10)(d)(iii) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(ii) Letter Agreement dated March 12, 1997 relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, previously filed as Exhibit
(10)(d)(iv) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, previously filed as Exhibit
(10)(d)(v) to the Registrant's Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(iv) Third Amendment to Agreement of Sale relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, is attached hereto.

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1997, is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1997.

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




                              By: /s/Jayne A. Kosik
                                  ------------------------------
                                  Jayne A. Kosik
                                  Managing Director and Chief Financial
                                  Officer (Principal Accounting Officer)
                                  of Balcor Equity Partners-I, the
                                  General Partner



Date: May 14, 1997
      -----------------