Form 10-Q
period 1997-06-30
BALCOR EQUITY PENSION INVESTORS I
filed 1997-08-13
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997
                               -------------
                                      OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                BALANCE SHEETS
                      June 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                 1997           1996
                                           -------------- --------------
Cash and cash equivalents                  $  34,395,329  $  50,292,449
Accounts and accrued interest receivable         274,729        704,044
Prepaid expenses                                                126,457
Deferred expenses, net of accumulated
  amortization of $252,417 in 1996                              388,847
                                           -------------- --------------
                                              34,670,058     51,511,797
                                           -------------- --------------
Investment in real estate:
  Land                                                        4,398,007
  Buildings and improvements                                 48,195,641
                                                          --------------
                                                             52,593,648
  Less accumulated depreciation                              19,285,033
                                                          --------------
Investment in real estate, net
  of accumulated depreciation                                33,308,615
                                           -------------- --------------
                                           $  34,670,058  $  84,820,412
                                           ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      37,986  $     302,533
Due to affiliates                                101,737         97,196
Security deposits                                               182,178
                                           -------------- --------------
    Total liabilities                            139,723        581,907
                                           -------------- --------------
Commitments and contingencies

Limited Partners' capital (359,229
  Interests issued and outstanding)           35,037,378     84,282,848

General Partner's deficit                       (507,043)       (44,343)
                                           -------------- --------------
    Total partners' capital                   34,530,335     84,238,505
                                           -------------- --------------
                                           $  34,670,058  $  84,820,412
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)


                                                 1997           1996
                                           -------------- --------------
Income:
  Rental                                   $   1,503,517  $   7,772,944
  Service                                        400,830        801,662
  Interest on short-term investments             721,156        315,962
                                           -------------- --------------
      Total income                             2,625,503      8,890,568
                                           -------------- --------------

Expenses:
  Depreciation                                   455,830      1,851,112
  Amortization of deferred expenses              388,847         55,217
  Property operating                           1,626,747      4,126,243
  Real estate taxes                              111,676        574,964
  Property management fees                        80,828        358,208
  Administrative                                 262,486        421,013
                                           -------------- --------------
      Total expenses                           2,926,414      7,386,757
                                           -------------- --------------
(Loss) income before gain on sale of
  properties and affiliate's minority
  interest in income from joint venture         (300,911)     1,503,811

Gain on sale of properties                    15,391,870
Affiliate's minority interest in
  income from joint venture                                     (60,109)
                                           -------------- --------------
Net income                                 $  15,090,959  $   1,443,702
                                           ============== ==============
Net income allocated to General Partner    $      50,979  $     313,236
                                           ============== ==============
Net income allocated to Limited Partners   $  15,039,980  $   1,130,466
                                           ============== ==============
Net income per Limited
  Partnership Interest (359,229 issued
  and outstanding)                         $       41.87  $        3.15
                                           ============== ==============
Distributions to General Partner           $     513,679  $     179,960
                                           ============== ==============
Distributions to Limited Partners          $  64,285,450  $   1,619,648
                                           ============== ==============

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                  (CONTINUED)


Distributions per Limited Partnership
  Interest:
   Taxable                                 $       10.00  $        3.50
                                           ============== ==============
   Tax-exempt                              $      204.30  $        4.66
                                           ============== ==============


The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                 1997           1996
                                           -------------- --------------
Income:
  Rental                                   $     186,444  $   4,054,306
  Service                                         22,367        416,218
  Interest on short-term investments             448,838        157,278
                                           -------------- --------------
      Total income                               657,649      4,627,802
                                           -------------- --------------

Expenses:
  Depreciation                                    38,739        925,556
  Amortization of deferred expenses               76,509         26,740
  Property operating                              86,686      2,176,548
  Real estate taxes                               15,578        287,535
  Property management fees                        13,505        179,543
  Administrative                                 127,259        317,049
                                           -------------- --------------
      Total expenses                             358,276      3,912,971
                                           -------------- --------------
Income before gain on sale of property
  and affiliate's minority interest in
  income from joint venture                      299,373        714,831

Gain on sale of property                       9,503,775
Affiliate's minority interest in
  income from joint venture                                     (27,542)
                                           -------------- --------------
Net income                                 $   9,803,148  $     687,289
                                           ============== ==============
Net (loss) income allocated to General
  Partner                                  $     (13,522) $     153,093
                                           ============== ==============
Net income allocated to Limited Partners   $   9,816,670  $     534,196
                                           ============== ==============
Net income per Limited
  Partnership Interest (359,229 issued
  and outstanding)                         $       27.33  $        1.49
                                           ============== ==============
Distribution to General Partner                     None  $      89,980
                                           ============== ==============
Distribution to Limited Partners           $  21,865,781  $     809,824
                                           ============== ==============

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                  (CONTINUED)


Distribution per Limited Partnership
  Interest:
   Taxable                                          None  $        1.75
                                           ============== ==============
   Tax-exempt                              $       70.00  $        2.33
                                           ============== ==============


The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)

                                                 1997           1996
                                           -------------- --------------
Operating activities:
  Net income                               $  15,090,959  $   1,443,702
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Gain on sale of properties             (15,391,870)
      Affiliate's minority interest in
        income from joint venture                                60,109
      Depreciation of properties                 455,830      1,851,112
      Amortization of deferred expenses          388,847         55,217
      Net change in:
        Accounts and accrued interest
          receivable                             429,315         52,441
        Prepaid expenses                         126,457       (124,011)
        Accounts payable                        (264,547)       (21,302)
        Due to affiliates                          4,541         19,989
        Accrued real estate taxes                               255,533
        Security deposits                       (182,178)       (13,272)
                                           -------------- --------------
  Net cash provided by
    operating activities                         657,354      3,579,518
                                           -------------- --------------

Investing activities:
  Proceeds from property sales                49,575,000
  Payment of selling costs                    (1,330,345)
                                           --------------
  Net cash provided by investing
     activities                               48,244,655
                                           --------------

Financing activities:
  Distributions to Limited Partners          (64,285,450)    (1,619,648)
  Distributions to General Partner              (513,679)      (179,960)
  Contribution from joint venture
    partner - affiliate                                          45,552
  Distribution to joint venture
    partner - affiliate                                         (15,068)
                                           -------------- --------------
  Net cash used in financing activities      (64,799,129)    (1,769,124)
                                           -------------- --------------

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1997 and 1996
                                  (UNAUDITED)
                                  (CONTINUED)


Net change in cash and cash
  equivalents                                (15,897,120)     1,810,394
Cash and cash equivalents at
  beginning of year                           50,292,449     11,305,552
                                           -------------- --------------
Cash and cash equivalents at
  end of period                            $  34,395,329  $  13,115,946
                                           ============== ==============


The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the General Partner was allocated adjusted income during 1997 for financial statement purposes.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. The available proceeds from the sales of these properties were distributed to Tax-exempt Limited Partners in January 1997. During March 1997, the Partnership sold the GSB Office Building. The available proceeds from this sale were distributed to Tax-exempt Limited Partners in April 1997. During April 1997, the Partnership sold its remaining property, the 8280 Greensboro Drive Office Building. The available proceeds from this sale were distributed to Tax-exempt Limited Partners in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1997 are:

                                           Paid
                                    ----------------------
                                     Six Months    Quarter      Payable
                                    ------------  ---------    ----------
   Reimbursement of expenses to
     the General Partner, at cost   $48,820        $23,135      $101,737

4.  Property Sales:

(a) In March 1997, the Partnership sold the GSB Office Building in an all cash sale for $19,575,000. From the proceeds of the sale, the Partnership paid $638,495 in selling costs. The basis of the property was $13,048,410, which is net of accumulated depreciation of $14,610,352. For financial statement purposes, the Partnership recognized a gain of $5,888,095 from the sale of this property.

(b) In April 1997, the Partnership sold the 8280 Greensboro Drive Office Building in an all cash sale for $30,000,000. From the proceeds of the sale, the Partnership paid $691,850 in selling costs. The basis of the property was $19,804,375, which is net of accumulated depreciation of $5,130,511. For financial statement purposes, the Partnership recognized a gain of $9,503,775 from the sale of this property.

5. Contingencies:

(a) The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership's financial position, results of operations or liquidity. The Partnership believes that it has meritorious defenses to contest the claims.

(b) The Partnership is currently involved in a lawsuit whereby the Partnership and certain affiliates have been named as defendants alleging certain federal securities law violations with regard to the adequacy and accuracy of disclosures of information concerning, as well as the marketing efforts related to, the offering of the Limited Partnership Interests of the Partnership. The defendants continue to vigorously contest this action. A plaintiff class has not yet been certified, and no determination of the merits have been made. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership's financial position, results of operations or liquidity. The Partnership believes that it has meritorious defenses to contest the claims.

6. Subsequent Event:

In July 1997, the Partnership paid $29,674,988 ($95.00 per Tax-exempt Interest) to the holders of Tax-exempt Interests representing a special distribution of Net Cash Proceeds primarily from the sale of the 8280 Greensboro Drive Office Building.

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

Operations
----------

Summary of Operations
---------------------
The Partnership generated loss before gain on sale during 1997 as compared to income before gain on sale during 1996 primarily due to the 1996 and 1997 sales of properties which were generating income from operations and the full amortization of leasing commissions related to the GSB and 8280 Greensboro Drive office buildings during 1997. However, the Partnership recognized gains of approximately $15,392,000 on the sales of the GSB and 8280 Greensboro Drive office buildings during 1997. This was the primary reason net income increased for the six months and quarter ended June 30, 1997 as compared to the same periods in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to both the six months and quarters ended June 30, 1997 and 1996, unless otherwise noted.

Rental and service income, depreciation, real estate taxes and property management fees decreased in 1997 compared to 1996 due to the sales of the Oxford Square and Oxford Hills apartment complexes and the Park Center and Pacific Center office buildings in 1996, and the sale of the GSB and the 8280 Greensboro Drive office buildings in March and April 1997, respectively.

Increased cash available for short-term investment due to the investment of proceeds received in connection with the 1997 and 1996 property sales prior to distribution to Partners in 1997 was the primary reason for an increase in interest income on short-term investments during 1997 as compared to 1996.

Amortization expense increased during 1997 as compared to 1996 due to the write-off of the remaining capitalized leasing commissions related to the GSB and 8280 Greensboro Drive office buildings which were sold in March and April 1997, respectively.

Property operating expense decreased during 1997 when compared to 1996. The sales of the Oxford Square and Oxford Hills apartment complexes and the Park Center and Pacific Center office buildings in 1996 and the sales of the 8280 Greensboro Drive and the GSB office buildings in 1997 resulted in a decrease in property operating expense of $2,955,000. This decrease was partially offset by increases of approximately $456,000 as a result of tenant improvements and parking lot repairs at the GSB Office Building and tenant and common area improvements at the 8280 Greensboro Drive Office Building.

Administrative expenses decreased in 1997 as compared to 1996 primarily due to professional fees incurred in 1996 related to the valuation of the Partnership's real estate assets and printing and postage expenses incurred in 1996 relating to the Partnership's response to a tender offer in the second quarter 1996.

In March 1997, the Partnership sold the GSB Office Building and recognized a gain on sale of $5,888,095. Additionally, the Partnership sold the 8280 Greensboro Drive Office Building in April 1997, and recognized a gain on sale of $9,503,775.

In 1996, the Partnership sold the Pacific Center Office Building which was owned through a joint venture. As a result, affiliate's minority interest in income from joint venture ceased.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of June 30, 1997 decreased by approximately $15,897,000 as compared to December 31, 1996 primarily due to distributions to Partners in January and April 1997, which were partially offset by the proceeds received from the sales of the GSB and the 8280 Greensboro Drive office buildings. Cash flow of approximately $657,000 provided by operating activities consists primarily of the cash flow generated from the property operations and interest income on short-term investments, which were partially offset by administrative expenses. Cash provided by investing activities of approximately $48,245,000 consists of net proceeds from the sales of the GSB and the 8280 Greensboro Drive office buildings. Cash used in financing activities of approximately $64,799,000 consists of distributions to Partners. Additionally, in July 1997, the Partnership distributed proceeds of approximately $29,675,000 to Tax-exempt Limited Partners, as discussed below.

During 1996, the Partnership sold four properties. During March 1997, the Partnership sold the GSB Office Building and during April 1997, the Partnership sold its remaining property, the 8280 Greensboro Drive Office Building. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency exists, reserves may by held by the Partnership for a longer period of time.

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

In April 1997, the Partnership sold the 8280 Greensboro Drive Office Building in an all cash sale for $30,000,000. From the proceeds of the sale, the Partnership paid $691,850 in selling costs. The majority of the proceeds were distributed to the Tax-exempt Limited Partners in July 1997. See Note 4 of Notes to Financial Statements for additional information.

Pursuant to the sale agreement for the Oxford Hills Apartments, $250,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until March 1997, at which time the funds were released in full.

Pursuant to the sale agreement for the Park Center Office Building, $200,000 of the sale proceeds was retained by the Partnership and was unavailable for distribution until June 1997, at which time the funds were released in full.

In July 1997, the Partnership paid $29,674,988 ($95.00 per Tax-exempt
Interest) to the holders of Tax-exempt Limited Partnership Interests, representing a special distribution of Net Cash Proceeds primarily from the sale of the 8280 Greensboro Drive Office Building. Including the July 1997 distribution, Limited Partners have received distributions totaling $244.35 per $500.00 Taxable Interest (of which $231.36 represents Net Cash Receipts and $12.99 represents Net Cash Proceeds) and $672.77 per $500.00 Tax-exempt Interest (of which $307.78 represents Net Cash Receipts and $364.99 represents Net Cash Proceeds). In accordance with the Partnership Agreement, Net Cash Proceeds are allocated first to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. The Partnership discontinued quarterly Net Cash Receipts distributions beginning the first quarter of 1997; therefore, Taxable Limited Partners will not receive further quarterly distributions. However, Tax-exempt Limited Partners are expected to receive a future Net Cash Proceeds distribution from the release of the GSB Office Building sale holdback, however, there can be no assurance in this regard. In light of results to date, Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will share in the amounts allocated to the Repurchase Fund.

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

(iv) Third Amendment to Agreement of Sale relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, previously filed as Exhibit
(10)(d)(iv) to the Registrant's Report on Form 10-Q for the quarterly period ended March 31, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1997, is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1997.

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



Date:  August 12, 1997
      -------------------