Form 10-Q
period 1997-09-30
BALCOR EQUITY PENSION INVESTORS I
filed 1997-11-10
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1997 and December 31, 1996
                                  (UNAUDITED)

                                    ASSETS

                                                  1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   4,864,850  $  50,292,449
Accounts and accrued interest receivable           145,487        704,044
Prepaid expenses                                                  126,457
Deferred expenses, net of accumulated
  amortization of $252,417 in 1996                                388,847
                                             -------------- --------------
                                                 5,010,337     51,511,797
                                             -------------- --------------

Investment in real estate:
  Land                                                          4,398,007
  Buildings and improvements                                   48,195,641
                                                            --------------
                                                               52,593,648
  Less accumulated depreciation                                19,285,033
                                                            --------------
Investment in real estate, net
  of accumulated depreciation                                  33,308,615
                                             -------------- --------------
                                             $   5,010,337  $  84,820,412
                                             ============== ==============

                  LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable                             $      35,749  $     302,533
Due to affiliates                                   91,214         97,196
Security deposits                                                 182,178
                                             -------------- --------------
    Total liabilities                              126,963        581,907
                                             -------------- --------------
Commitments and contingencies

Limited Partners' capital (359,229
  Interests issued and outstanding)              5,390,417     84,282,848

General Partner's deficit                         (507,043)       (44,343)
                                             -------------- --------------
    Total partners' capital                      4,883,374     84,238,505
                                             -------------- --------------
                                             $   5,010,337  $  84,820,412
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                  1997           1996
                                             -------------- --------------
Income:
  Rental                                     $   1,503,517  $  11,374,724
  Service                                          400,830      1,303,974
  Interest on short-term investments               861,793        582,721
                                             -------------- --------------
    Total income                                 2,766,140     13,261,419
                                             -------------- --------------
Expenses:
  Depreciation                                     455,830      2,716,141
  Amortization of deferred expenses                388,847         81,639
  Property operating                             1,632,379      6,478,778
  Real estate taxes                                111,676        855,780
  Property management fees                          80,828        520,909
  Administrative                                   369,464        644,142
                                             -------------- --------------
    Total expenses                               3,039,024     11,297,389
                                             -------------- --------------
(Loss) income before gain on sale of
  properties and affiliate's minority
  interest in income from joint venture           (272,884)     1,964,030

Gain on sale of properties                      15,391,870      2,214,430

Affiliate's minority interest in income
  from joint venture                                              (93,398)
                                             -------------- --------------
Net income                                   $  15,118,986  $   4,085,062
                                             ============== ==============
Net  income allocated to General Partner     $      50,979  $     456,967
                                             ============== ==============
Net income allocated to Limited Partners     $  15,068,007  $   3,628,095
                                             ============== ==============
Net income per Limited Partnership Interest
  (359,229 issued and outstanding)           $       41.95  $       10.10
                                             ============== ==============
Distributions to General Partner             $     513,679  $     269,940
                                             ============== ==============
Distributions to Limited Partners            $  93,960,438  $   2,429,472
                                             ============== ==============
Distributions per Limited Partnership
  Interest:
   Taxable                                   $       10.00  $        5.25
                                             ============== ==============
   Tax-exempt                                $      299.30  $        6.99
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                  1997           1996
                                             -------------- --------------
Income:
  Rental                                                    $   3,601,780
  Service                                                         502,312
  Interest on short-term investments         $     140,637        266,759
                                             -------------- --------------
    Total income                                   140,637      4,370,851
                                             -------------- --------------
Expenses:
  Depreciation                                                    865,029
  Amortization of deferred expenses                                26,422
  Property operating                                 5,632      2,352,535
  Real estate taxes                                               280,816
  Property management fees                                        162,701
  Administrative                                   106,978        223,129
                                             -------------- --------------
    Total expenses                                 112,610      3,910,632
                                             -------------- --------------
Income  before gain on sale of
  properties and affiliate's minority
  interest in income from joint venture             28,027        460,219

Gain on sale of properties                                      2,214,430

Affiliate's minority interest in income
  from joint venture                                              (33,289)
                                             -------------- --------------
Net income                                   $      28,027  $   2,641,360
                                             ============== ==============
Net  income allocated to General Partner              None  $     143,731
                                             ============== ==============
Net income allocated to Limited Partners     $      28,027  $   2,497,629
                                             ============== ==============
Net income per Limited Partnership Interest
  (359,229 issued and outstanding)           $        0.08  $        6.95
                                             ============== ==============
Distribution to General Partner                       None  $      89,980
                                             ============== ==============
Distribution to Limited Partners             $  29,674,988  $     809,824
                                             ============== ==============
Distribution per Limited Partnership
  Interest:
   Taxable                                            None  $        1.75
                                             ============== ==============
   Tax-exempt                                $       95.00  $        2.33
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (AN ILLINOIS LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996
                                  (UNAUDITED)

                                                   1997           1996
                                             -------------- --------------
Operating activities:
  Net income                                 $  15,118,986  $   4,085,062
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of properties               (15,391,870)    (2,214,430)
      Affiliate's minority interest
        in income from joint venture                               93,398
      Depreciation of properties                   455,830      2,716,141
      Amortization of deferred expenses            388,847         81,639
      Payment of deferred expenses                                (82,214)
      Net change in:
        Accounts and accrued interest
          receivable                               558,557        (39,857)
        Prepaid expenses                           126,457       (126,781)
        Accounts payable                          (266,784)        21,382
        Due to affiliates                           (5,982)        40,332
        Accrued real estate taxes                                 247,824
        Security deposits                         (182,178)       (73,114)
                                             -------------- --------------
  Net cash provided by operating activities        801,863      4,749,382
                                             -------------- --------------
Investing activities:
  Proceeds from property sales                  49,575,000     10,500,000
  Payment of selling costs                      (1,330,345)      (387,578)
  Improvements to properties                                      (93,974)
                                             -------------- --------------
  Net cash provided by investing activities     48,244,655     10,018,448
                                             -------------- --------------
Financing activities:
  Distributions to Limited Partners            (93,960,438)    (2,429,472)
  Distributions to General Partner                (513,679)      (269,940)
  Capital contributions from joint venture
    partner - affiliate                                            45,552
  Distributions to  joint venture
    partner - affiliate                                           (62,651)
                                             -------------- --------------
  Net cash used in financing activities        (94,474,117)    (2,716,511)
                                             -------------- --------------
Net change in cash and cash equivalents        (45,427,599)    12,051,319
Cash and cash equivalents at beginning
  of period                                     50,292,449     11,305,552
                                             -------------- --------------
Cash and cash equivalents at end of period   $   4,864,850  $  23,356,871
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.

(b) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the income allocations between the partners have been adjusted for financial statement purposes in 1997.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. The available proceeds from the sales of these properties were distributed to Tax-exempt Limited Partners in January 1997. During March 1997, the Partnership sold the GSB Office Building. The available proceeds from this sale were distributed to Tax-exempt Limited Partners in April 1997. During April 1997, the Partnership sold its remaining property, the 8280 Greensboro Drive Office Building. The available proceeds from this sale were distributed to Tax-exempt Limited Partners in July 1997. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to the Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1997 are:

                                           Paid
                                    ----------------------
                                    Nine Months    Quarter      Payable
                                    ------------  ---------    ----------

   Reimbursement of expenses to
     the General Partner, at cost   $85,499        $36,679      $91,214

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

Operations
----------

Summary of Operations
---------------------

The Partnership generated loss before gain on sale during the nine months ended September 30, 1997 as compared to income before gain on sale during the same period in 1996 primarily due to the sale of properties during 1996 and 1997 which were generating income and the write-off of the remaining unamortized leasing commissions related to the GSB and 8280 Greensboro Drive office buildings which were sold in March and April 1997, respectively. The Partnership recognized higher gains on the sales of the GSB and 8280 Greensboro Drive office buildings during February and April 1997, respectively, than the gain recognized on the sale of the Oxford Square Apartments in August 1996. This was the primary reason net income increased for the nine months ended September 30, 1997 as compared to the same period in 1996. The gain recognized on the third quarter sale of the Oxford Square Apartments was the primary reason net income decreased for the quarter ended September 30, 1997 as compared to the same period in 1996. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1997 and 1996 refer to both the nine months and quarters ended September 30, 1997 and 1996, unless otherwise noted.

Rental and service income, depreciation, real estate taxes, property operating and property management fees decreased in 1997 compared to 1996 due to the sales of the Oxford Square and Oxford Hills apartment complexes and the Park

Center and Pacific Center office buildings in 1996, and the sale of the GSB and the 8280 Greensboro Drive office buildings in March and April 1997, respectively.

Due to higher average cash balances in 1997 as a result of the investment of the proceeds received in connection with the 1997 and 1996 property sales prior to distribution to Limited Partners, interest income on short-term investments increased during the nine months ended September 30, 1997 as compared to the same period in 1996. Lower average cash balances resulted in a decrease in interest income for the quarter ended September 30, 1997 as compared to the same period in 1996.

Amortization expense increased during the nine months ended September 30, 1997 as compared to the same period in 1996 due to the write-off of the remaining unamortized leasing commissions related to the GSB and 8280 Greensboro Drive office buildings which were sold in March and April 1997, respectively. Consequently, amortization expense ceased during the quarter ended September 30, 1997.

Property operating expense decreased during 1997 when compared to 1996. The sales of the Oxford Square and Oxford Hills apartment complexes and the Park Center and Pacific Center office buildings in 1996 and the sales of the 8280 Greensboro Drive and the GSB office buildings in 1997 resulted in a decrease in property operating expense of approximately $5,002,000. This decrease was partially offset by increases of approximately $456,000 as a result of tenant improvements and parking lot repairs at the GSB Office Building and tenant and common area improvements at the 8280 Greensboro Drive Office Building.

Administrative expenses decreased in 1997 as compared to 1996 primarily due to professional fees incurred in 1996 related to the valuation of the Partnership's real estate assets and printing and postage expenses incurred in 1996 relating to the Partnership's response to a tender offer in the second quarter 1996. In addition, lower portfolio management fees during 1997 contributed to the decrease in administrative expenses.

In March 1997, the Partnership sold the GSB Office Building and recognized a gain on sale of $5,888,095. Additionally, the Partnership sold the 8280 Greensboro Drive Office Building in April 1997, and recognized a gain on sale of $9,503,775. During August 1996, the Partnership recognized a gain of $2,214,430 on the sale of the Oxford Square Apartments.

In 1996, the Partnership sold the Pacific Center Office Building which was owned through a joint venture. As a result, affiliate's minority interest in income from joint venture ceased.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of September 30, 1997 decreased by approximately $45,428,000 as compared to December 31, 1996 primarily due to the distribution of 1996 property sales proceeds in January 1997. Cash flow of approximately $802,000 provided by operating activities consists primarily of the cash flow generated from the property operations, and interest income on short-term investments, which were partially offset by administrative expenses. Cash provided by investing activities of approximately $48,245,000 consists of net proceeds from the sales of the GSB and the 8280 Greensboro Drive office buildings. Cash used in financing activities of approximately $94,474,000 consists of distributions to Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. During March 1997, the Partnership sold the GSB Office Building and during April 1997, the Partnership sold its remaining property, the 8280 Greensboro Drive Office Building. The Partnership has retained a portion of the cash to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuits discussed in Note 5 of Notes to Financial Statements. In the absence of any contingency, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

To date, Limited Partners have received distributions totaling $244.35 per $500.00 Taxable Interest (of which $231.36 represents Net Cash Receipts and $12.99 represents Net Cash Proceeds) and $672.77 per $500.00 Tax-exempt Interest (of which $307.78 represents Net Cash Receipts and $364.99 represents Net Cash Proceeds). In accordance with the Partnership Agreement, Net Cash Proceeds are allocated first to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. The Partnership discontinued quarterly Net Cash Receipts distributions beginning the first quarter of 1997; therefore, Taxable Limited Partners will not receive further quarterly distributions. Taxable Limited

Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will share in the amounts allocated to the Repurchase Fund. Tax-exempt Limited Partners are expected to receive a future Net Cash Proceeds distribution from the release of the GSB Office Building sale holdback, however, there can be no assurance in this regard.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1997, is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1997.

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

Date: November 10, 1997
      -----------------