Form 10-K
period 1997-12-31
BALCOR EQUITY PENSION INVESTORS I
filed 1998-03-24
CIK 723873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                          -----------------
                                      OR

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

Item 1. Business
----------------

Balcor Equity Pension Investors-I (the "Registrant") is a limited partnership formed in 1983 under the laws of the State of Illinois. The Registrant raised $179,614,500 from sales of Limited Partnership Interests. The Registrant has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Registrant's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

The Registrant used the net offering proceeds to fund six loans and acquire three real property investments and has since disposed of all of these investments. The Partnership Agreement provides that the proceeds of any sale or refinancing of the Registrant's properties will not be reinvested in new acquisitions.

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Registrant sold four properties. During 1997, the Registrant sold its remaining two properties, the GSB and 8280 Greensboro Drive office buildings. The Registrant has retained a portion of the cash from the property sales to satisfy obligations of the Registrant as well as establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Registrant for a longer period of time.

During 1997, the Registrant sold the GSB and 8280 Greensboro Drive office buildings in all cash sales for $19,575,000 and $30,000,000, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for additional information.

The Registrant no longer has an ownership interest in any real estate investment. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

The officers and employees of Balcor Equity Partners-I, the General Partner of the Registrant, and its affiliates perform services for the Registrant. The Registrant currently has no employees engaged in its operations.

Item 2. Properties
------------------
As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage.

See Notes to Financial Statements for other information regarding former real estate property investments.

Item 3. Legal Proceedings
-------------------------

Klein, et al. vs. Lehman Brothers, Inc., et al.
----------------------------------------------

On August 30, 1996, a proposed class action complaint was filed, Lenore Klein, et al. vs. Lehman Brothers, Inc., et al. (Superior Court of New Jersey, Law Division, Union County, Docket No. Unn-L-5162-96). The complaint was amended on each of October 18, 1996, December 5, 1997, and January 15, 1998. The Registrant, additional limited partnerships which were sponsored by The Balcor Company, American Express Company, Lehman Brothers, Inc., Smith Barney, Inc. and various other entities were originally the named defendants in the action. The December 5, 1997 and January 15, 1998 Amended Complaints, among other changes, no longer name the Registrant as a defendant and all claims relating to the Registrant have been eliminated from the Amended Complaint. As a result, this case will be deleted from all future reports of the Registrant.

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

On June 14, 1996, a proposed class and derivative action complaint was filed, Dee vs. Walton Street Capital Acquisition II, LLC (Circuit Court of Cook County, Illinois, County Department, Chancery Division ("Chancery Court"), Case No. 96 CH 06283) (the "Dee Case"), naming the General Partner and the general partners (the "Balcor Defendants") of nine other limited partnerships sponsored by The Balcor Company (together with the Registrant, the "Affiliated Partnerships""), as well as the Affiliated Partnerships, as defendants. Additional defendants were Insignia Management Group ("Insignia") and Walton Street Capital Acquisition II, LLC ("Walton") and certain of their affiliates and principals (collectively, the "Walton and Insignia Defendants"). The complaint alleged, among other things, that the tender offers for the purchase of limited partnership interests in the Affiliated Partnerships made by a joint venture consisting of affiliates of Insignia and Walton were coercive and unfair.

On July 1, 1996, another proposed class action complaint was filed in the Chancery Court, Anderson vs. Balcor Mortgage Advisors (Case No. 96 CH 06884) (the "Anderson Case"). An amended complaint consolidating the Dee and Anderson Cases (the "Dee/Anderson Case") was filed on July 25, 1996.

The complaint seeks to assert class and derivative claims against the Walton and Insignia Defendants and alleges that, in connection with the tender offers, the Walton and Insignia Defendants misused the Balcor Defendants' and Insignia's fiduciary positions and knowledge in breach of the Walton and Insignia Defendants' fiduciary duty and in violation of the Illinois Securities and Consumer Fraud Acts. The plaintiffs amended their complaint on October 8, 1996, adding additional claims. The plaintiffs requested certification as a class and derivative action, unspecified compensatory damages and rescission of the tender offers. Each of the defendants filed motions to dismiss the complaint for failure to state a cause of action. On January 7, 1997, the Chancery Court denied the plaintiffs' motion for leave to amend the complaint and dismissed the matter for failure to state a cause of action, with prejudice.

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Plaintiff's brief was filed with the Appellate Court in September 1997. Defendants filed their reply briefs in January 1998. Oral arguments before the Appellate Court were held on March 18, 1998. The Appellate Court is expected to issue its opinion in the spring of 1998, although there can be no assurances on such date.

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

No matters were submitted to a vote of the Limited Partners of the Registrant during 1997.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------
Matters
-------

There has not been an established public market for Limited Partnership Interests and it is not anticipated that one will develop. For information regarding previous distributions, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

As of December 31, 1997, the number of record holders of Limited Partnership Interests of the Registrant was 16,820.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1997        1996        1995        1994        1993
                    ----------  ----------  ----------  ----------  ----------

Total income       $2,859,486  $16,970,317$17,688,318 $17,358,359   $16,954,147
Provision for
  investment
  property
  writedowns             None         None       None        None     7,300,000
(Loss) income
  before gain on
  sales of assets   (289,112)    2,215,797  2,236,014   1,205,826   (5,278,978)
Net income (loss)  15,102,758   27,100,791  2,236,014   1,205,826   (5,278,978)
Net income (loss)
  per Limited Part-
  nership Interest-
  Basic and Diluted      41.87       73.72       4.66        2.11       (16.02)
Total assets        4,929,665   84,820,412 76,467,433  78,832,718    83,318,884
Distributions per
  Taxable Limited
  Partnership
  Interest(A)           10.00         7.00       8.50       10.00         10.75
Distributions per
  Tax-exempt Limited
  Partnership
  Interest(A)          299.30        52.32      11.32       13.32         14.31

(A) These amounts include distributions of original capital of $286.00 and $43.00 per Tax-exempt Interest for 1997 and 1996, respectively. No distributions of original capital were paid to Taxable Limited Partners during the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------

Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Pension Investors-I (the "Partnership") sold four properties during 1996 and its remaining two properties during 1997. As a result of larger gains on sales in 1996 as compared to 1997 and lower income from property operations due to the property sales, net income decreased during 1997 as compared to 1996. As a result of the gains on sales in 1996, net income increased during 1996 as compared to 1995. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

During 1997, the Partnership sold the GSB and 8280 Greensboro Drive office buildings and recognized gains in connection with these sales of $15,391,870. During 1996, the Partnership sold the Oxford Square and Oxford Hills apartment complexes and the Park Center and Pacific Center office buildings and recognized gains in connection with these sales of $27,175,053. The sales of these properties resulted in decreases in rental and service income, depreciation, real estate taxes, property operating expenses and property management fees during in 1997 as compared to 1996.

The Partnership recognized other income during 1997 in connection with refunds of prior years' insurance premiums relating to the Partnership's properties.

Amortization expense increased during 1997 as compared to 1996 due to the write-off of the remaining unamortized leasing commissions related to the GSB and 8280 Greensboro Drive office buildings which were sold in 1997.

The Partnership incurred additional legal, consulting, investor processing, postage and printing costs in connection with its response to tender offers and certain related litigation during 1996. As a result, administrative expenses decreased during 1997 as compared to 1996. In addition, lower portfolio management fees during 1997 contributed to the decrease in administrative expenses.

In 1996, the Partnership sold the Pacific Center Office Building which was owned through a joint venture. As a result, affiliate's minority interest in income from joint venture ceased.

1996 Compared to 1995
---------------------

Rental income for 1996 decreased by approximately $361,000 as compared to 1995 due to lower rental rates at the GSB Office Building, and by approximately $1,068,000 due to the sales of the Oxford Square and Oxford Hills apartment complexes, and, to a lesser extent, the sale of the Park Center Office Building. This decrease was partially offset by increased rental income of approximately $678,000 at the Pacific Center and 8280 Greensboro Drive office buildings due to improved rental rates.

Increased cash available for short-term investment primarily due to the 1996 property sales and the December 1995 Fairview III loan prepayment was the primary reason for an increase in interest income on short-term investments during 1996 as compared to 1995.

As a result of the Fairview Plaza III loan prepayment in 1995, interest income on loan receivable ceased.

Amortization expense increased during 1996 as compared to 1995 due to the amortization of leasing commissions at the GSB Office Building capitalized during the fourth quarter of 1995 and during 1996, as well as the write-off of the remaining unamortized leasing commissions related to the Pacific Center Office Building, which was sold in December 1996.

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

Real estate taxes increased during 1996 as compared to 1995 by approximately $97,000 as a result of higher assessments at the Pacific Center and 8280 Greensboro Drive office buildings. This increase was partially offset by a decrease of approximately $76,000 due to the sale of the Oxford Square and Oxford Hills apartment complexes and, to a lesser extent, the sale of the Park Center Office Building.

The Partnership incurred additional legal, consulting, investor processing, postage and printing costs in connection with its response to tender offers and certain related litigation during 1996. As a result, administrative expense increased during 1996 as compared to 1995.

Due to the sale of the Pacific Center Office Building in 1996, affiliate's minority interest in income from joint venture, which included the affiliates share of the gain on the sale of this property, increased in 1996 as compared to 1995.

In connection with the 1995 Fairview Plaza III loan prepayment, the Partnership recognized a loss on collection of mortgage loan receivable of $228,372 representing the difference between the amount paid under the contractual terms of the note and the carrying amount of the note for financial statement purposes.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership as of December 31, 1997 decreased by approximately $45,487,000 as compared to December 31, 1996 primarily due to the distribution of 1996 property sales proceeds in January 1997. Cash flow of approximately $813,000 provided by operating activities consists primarily of the cash flow generated from property operations, and interest income on short-term investments, which were partially offset by administrative expenses. Cash provided by investing activities of approximately $48,174,000 consists primarily of net proceeds received from the sales of the GSB and the 8280 Greensboro Drive office buildings. Cash used in financing activities of approximately $94,474,000 consists of distributions to Partners. In addition, in January 1998, the Partnership made a distribution to Tax-exempt Limited Partners of $2,367,752 from remaining available Net Cash Proceeds which included the sale holdbacks on the Park Center and GSB office buildings, as discussed below.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. During 1997, the Partnership sold its remaining two properties, the GSB and 8280 Greensboro Drive office buildings. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In March 1997, the Partnership sold the GSB Office Building in an all cash sale for $19,575,000. From the proceeds of the sale, the Partnership paid $638,495 in selling costs. Pursuant to the terms of the sale, the Partnership was required to retain $500,000 of the proceeds until December 1997, at which time the funds were released in full. In addition, $70,456 of the sale proceeds was placed in escrow at closing and is not expected to be disbursed until certain matters are resolved. The remaining available proceeds were distributed to the Tax-exempt Limited Partners in April 1997 and January 1998. See Note 10 of Notes to Financial Statements for additional information.

In April 1997, the Partnership sold the 8280 Greensboro Drive Office Building in an all cash sale for $30,000,000. From the proceeds of the sale, the Partnership paid $691,850 in selling costs. The majority of the proceeds were distributed to the Tax-exempt Limited Partners in July 1997. See Note 10 of Notes to Financial Statements for additional information.

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

In January 1998, the Partnership paid $2,367,752 ($7.58 per Tax-exempt Interest) to the holders of Tax-exempt Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds which included the sale holdbacks on the Park Center and GSB office buildings. The Partnership made distributions to Taxable Limited Partners totaling $10.00, $7.00 and $8.50 per Interest in each of 1997, 1996 and 1995, respectively, and distributions to Tax-exempt Limited Partners totaling $299.30, $52.32 and $11.32 per Interest in each of 1997, 1996 and 1995, respectively. The 1997 and 1996 distributions to Tax-exempt Limited Partners include Net Cash Proceeds distributions of $286.00 and $43.00 per Interest, respectively.

Including the January 1998 distribution, Limited Partners have received distributions totaling $244.35 per $500.00 Taxable Interest (of which $231.36 represents Net Cash Receipts and $12.99 represents Net Cash Proceeds) and $680.35 per $500.00 Tax-exempt Interest (of which $307.78 represents Net Cash Receipts and $372.57 represents Net Cash Proceeds). In accordance with the Partnership Agreement, Net Cash Proceeds are allocated first to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. Net Cash Receipts distributions were discontinued beginning with the first quarter of 1997. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 11,294 Interests and cash of $3,398,920 in the Repurchase Fund.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1997         December 31, 1996
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                     -----------  ------------  ----------- ------------

Total assets          $4,929,665  $23,277,324   $84,820,412  $100,203,133
Partners' capital
 (deficit) accounts:
  General Partner      (494,833)  (3,967,584)      (44,343)       365,732
  Limited Partners     5,361,979   27,201,631    84,282,848   117,623,412

Net income (loss):
  General Partner         63,189  (3,819,637)       617,999       779,558
  Limited Partners    15,039,569    3,538,657    26,482,792     1,673,937
  Per Limited Partner-
   ship Interest           41.87(A)    (B)            73.72(A)      (B)

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

(B) The net (loss) income is $(1.68) per Tax-exempt Interest and $86.68 per Taxable Interest for 1997 and $47.70 per Tax-exempt Interest and $6.99 per Taxable Interest for 1996.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-I, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

          TITLE                              OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Vice President                     John K. Powell, Jr.
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1997.

Item 11. Executive Compensation
-------------------------------

The Registrant paid $3,946 in 1997 with respect to one of the executive officers and directors of the General Partner. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partner. The other officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 9 of Notes to Financial Statements for information relating to transactions with affiliates.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the
Registrant:

                         Name and            Amount and
                        Address of           Nature of
                        Beneficial          Beneficial            Percent
Title of Class             Owner             Ownership           of Class
--------------       ----------------     ----------------   ----------------
Limited                Walton Street         28,062.32             7.81%
Partnership         Capital Acquisition       Limited
Interests             Co. II, L.C.C.        Partnership
                         Chicago,            Interests
                         Illinois

Limited                   Beattie            15,110.48             4.21%
Partnership                Place              Limited
Interests               Greenville,         Partnership
                      South Carolina         Interests

While Beattie Place individually owns less than 5% of the Interests, for purposes of this Item 12, Beattie Place is an affiliate of Walton Street Capital Acquisition Co. II, L.C.C. and, collectively, they own 12.02% of the Interests.

(b) Balcor Equity Partners-I (principally through the Repurchase Fund) and its officers and partners own as a group the following Limited Partnership Interests of the Registrant:

                                  Amount
                               Beneficially
         Title of Class            Owned       Percent of Class
         --------------        -------------   ----------------
         Limited Partnership     11,497             3.20%
         Interests

Relatives of the officers and affiliates of the partners of the General Partner do not own any Interests.

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

                                    PART IV

Item 14. Exhibits and Reports on Form 8-K
-----------------------------------------

(a)
(1 & 2) See Index to Financial Statements in this Form 10-K.

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

(10) Material Contracts:

(a) Agreement of Sale and attachment thereto relating to the sale of Oxford Square Apartments, Casselberry, Florida, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated July 5, 1996 is incorporated herein by reference.

(b) Agreement of Sale and attachment thereto relating to the sale of Oxford Hills Apartments, St. Louis County, Missouri, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated October 16, 1996 is incorporated herein by reference.

(c) (i) Agreement of Sale and attachment thereto relating to the sale of GSB Office Building, Bala Cynwyd, Pennsylvania, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated December 2, 1996 is incorporated herein by reference.

(ii) First Amendment to Agreement of Sale relating to the sale of the GSB Office Building, Bala Cynwyd, Pennsylvania, previously filed as Exhibit (99)(a) to the Registrant's Current Report on Form 8-K dated January 6, 1997 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of the GSB Office Building, Bala Cynwyd, Pennsylvania, previously filed as Exhibit (99)(b) to the Registrant's Current Report on Form 8-K dated January 6, 1997 is incorporated herein by reference.

(iv) Letter dated January 30, 1997 relating to the sale of the GSB Office Building, Bala Cynwyd, Pennsylvania, previously filed as Exhibit (10)(c)(iv) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(d) (i) Agreement of Sale dated March 11, 1997 and attachment thereto relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, previously filed as Exhibit (10)(d)(iii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(ii) Letter Agreement dated March 12, 1997 relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, previously filed as Exhibit
(10)(d)(iv) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(iii) Second Amendment to Agreement of Sale relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, previously filed as Exhibit
(10)(d)(v) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

(iv) Third Amendment to Agreement of Sale relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, previously filed as Exhibit
(10)(d)(iv) to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for 1997 is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 15, 1998 was filed reporting the status of proposed class action litigation to which the Registrant was a party.

(c) Exhibits:  See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-I

                         By:/s/Jayne A. Kosik
                            -----------------------------
                               Jayne A. Kosik
                               Senior Managing Director and Chief
                               Financial Officer (Principal
                               Accounting Officer) of Balcor Equity
                               Partners-I, the General Partner

Date: March 23, 1998
     ---------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
                         Partners-I, the General Partner
/s/Thomas E. Meador                                        March 23, 1998
-------------------                                        ---------------
   Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting Officer) of Balcor
                         Equity Partners-I, the General
                         Partner
/s/Jayne A. Kosik                                            March 23, 1998
--------------------                                         --------------
   Jayne A. Kosik

                        INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1997 and 1996

Statements of Partners' Capital, for the years ended December 31, 1997, 1996 and 1995

Statements of Income and Expenses, for the years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, for the years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Balcor Equity Pension Investors-I:

We have audited the Financial Statements of Balcor Equity Pension Investors-I (An Illinois Limited Partnership) as listed in the Index of this Form 10-K. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-I at December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1997, the Partnership has disposed of all of its remaining real estate interests. Upon resolution of the litigation described in Note 12 to the financial statements, the Partnership intends to cease operations and dissolve.


                              COOPERS & LYBRAND L.L.P.



Chicago, Illinois
March 19, 1998

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1997 and 1996

                                   ASSETS

                                                   1997           1996
                                             -------------- --------------
Cash and cash equivalents                    $   4,805,720  $  50,292,449
Accounts and accrued interest receivable            53,489        704,044
Escrow deposits - restricted                        70,456
Prepaid expenses                                                  126,457
Deferred expenses, net of accumulated
  amortization of $252,417 in 1996                                388,847
                                             -------------- --------------
                                                 4,929,665     51,511,797
                                             -------------- --------------
Investment in real estate:
  Land                                                          4,398,007
  Buildings and improvements                                   48,195,641
                                                            --------------
                                                               52,593,648
  Less accumulated depreciation                                19,285,033
                                                            --------------
Investment in real estate, net
  of accumulated depreciation                                  33,308,615
                                             -------------- --------------
                                             $   4,929,665  $  84,820,412
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      23,799  $     302,533
Due to affiliates                                   38,720         97,196
Security deposits                                                 182,178
                                             -------------- --------------
    Total liabilities                               62,519        581,907
                                             -------------- --------------
Commitments and Contingencies

Limited Partners' capital (359,229
  interests issued and outstanding)              5,361,979     84,282,848

General Partner's deficit                         (494,833)       (44,343)
                                             -------------- --------------
    Total partners' capital                      4,867,146     84,238,505
                                             -------------- --------------
                                             $   4,929,665  $  84,820,412
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1997, 1996 and 1995

                                  Partners' Capital (Deficit) Accounts
                              -------------------------------------------
                                                 General       Limited
                                   Total         Partner       Partners
                              --------------- -------------- ------------

Balance at December 31, 1994  $  76,304,223 $     (427,353)$  76,731,576

Cash distributions (A)           (4,371,469)      (437,145)   (3,934,324)
Net income for the year
  ended December 31, 1995         2,236,014        562,077     1,673,937
                              --------------- -------------- ------------
Balance at December 31, 1995     74,168,768       (302,421)   74,471,189

Cash distributions (A)          (17,031,054)      (359,921)  (16,671,133)
Net income for the year
  ended December 31, 1996        27,100,791        617,999    26,482,792
                              --------------- -------------- ------------
Balance at December 31, 1996     84,238,505        (44,343)   84,282,848

Cash distributions (A)          (94,474,117)      (513,679)  (93,960,438)
Net income for the year
  ended December 31, 1997        15,102,758         63,189    15,039,569
                              --------------- -------------- ------------
Balance at December 31, 1997  $   4,867,146 $     (494,833)$   5,361,979
                              =============== ============== ============

(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                   1997           1996           1995
     Taxable                  --------------- -------------- ------------
     --------
     First Quarter            $       10.00 $         1.75 $        2.50
     Second Quarter                   None            1.75          2.50
     Third Quarter                    None            1.75          1.75
     Fourth Quarter                   None            1.75          1.75

     Tax-exempt
     ----------
     First Quarter                   134.30           2.33          3.33
     Second Quarter                   70.00           2.33          3.33
     Third Quarter                    95.00           2.33          2.33
     Fourth Quarter                   None           45.33          2.33

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1997, 1996 and 1995

                                    1997           1996           1995
                              --------------- -------------- ------------
Income:
  Rental                      $   1,503,517 $   14,299,598 $  15,051,128
  Service                           400,830      1,755,248     1,768,853
  Interest on short-term
    investments                     934,292        915,471       472,431
  Interest on loan receivable                                    395,906
  Other income                       20,847
                              --------------- -------------- ------------
      Total income                2,859,486     16,970,317    17,688,318
                              --------------- -------------- ------------
Expenses:
  Depreciation                      455,830      3,561,739     3,676,624
  Amortization of deferred
    expenses                        388,847        319,997       142,928
  Property operating              1,661,114      8,232,023     8,900,522
  Real estate taxes                 111,676      1,167,490     1,146,044
  Property management fees           80,828        651,010       689,037
  Administrative                    450,303        822,261       656,146
  Loss on collection of mortgage
     loan receivable                                             228,372
                              --------------- -------------- ------------
      Total expenses              3,148,598     14,754,520    15,439,673
                              --------------- -------------- ------------
(Loss) income before gain on sale
  of properties and affiliate's
  minority interest in income
  from joint venture               (289,112)     2,215,797     2,248,645

Gain on sale of properties       15,391,870     27,175,053

Affiliate's minority interest in
  income from joint venture                     (2,290,059)      (12,631)
                              --------------- -------------- ------------

Net income                    $  15,102,758 $   27,100,791 $   2,236,014
                              =============== ============== ============
Net income allocated to General
  Partner                     $      63,189 $      617,999 $     562,077
                              =============== ============== ============
Net income allocated to Limited
  Partners                    $  15,039,569 $   26,482,792 $   1,673,937
                              =============== ============== ============
Net income per Limited
  Partnership Interest (359,229
  issued and outstanding) -
  Basic and Diluted           $       41.87 $        73.72 $        4.66
                              =============== ============== ============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995

                                   1997           1996           1995
                              --------------- -------------- ------------
Operating activities:
  Net income                  $  15,102,758 $   27,100,791 $   2,236,014
  Adjustments to reconcile net
    income to net cash
    provided by operating
    activities:
      Gain on sale of
        properties              (15,391,870)   (27,175,053)
      Affiliate's minority
        interest in income
        from joint venture                       2,290,059        12,631
      Depreciation of properties    455,830      3,561,739     3,676,624
      Amortization of deferred
        expenses                    388,847        319,997       142,928
      Loss on collection of
        mortgage loan receivable                                 228,372
      Payment of deferred
        expenses                                  (260,855)     (235,621)
      Net change in:
        Accounts and accrued
          interest receivable       650,555       (267,811)     (271,348)
        Prepaid expenses            126,457         81,783      (138,121)
        Accounts payable           (278,734)        64,156        26,701
        Due to affiliates           (58,476)        69,798       (74,819)
        Accrued real estate
          taxes                                   (204,076)          889
        Escrow liabilities                                       (16,088)
        Security deposits          (182,178)      (309,777)      (20,651)
                              --------------- -------------- ------------
  Net cash provided by
    operating activities            813,189      5,270,751     5,567,511
                              --------------- -------------- ------------
Investing activities:
  Proceeds from property sales   49,575,000     57,028,500
  Payment of selling costs       (1,330,345)    (1,565,222)
  Funding of escrow in
    connection with the sale
    of real estate                  (70,456)
  Collection of principal pay-
    ments on loan receivable                                   3,906,969
  Improvements to properties                    (1,089,160)     (845,966)
                              --------------- -------------- ------------
  Net cash provided by investing
    activities                   48,174,199     54,374,118     3,061,003
                              --------------- -------------- ------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1997, 1996 and 1995
                                  (Continued)

                                   1997           1996           1995
                              --------------- -------------- ------------

Financing activities:
  Distributions to Limited
    Partners                    (93,960,438)   (16,671,133)   (3,934,324)
  Distributions to General
    Partner                        (513,679)      (359,921)     (437,145)
  Capital contributions from joint
    venture partner - affiliate                     54,938
  Distributions to joint venture
    partner - affiliate                         (3,681,856)     (158,493)
                              --------------- -------------- ------------
  Net cash used in financing
    activities                  (94,474,117)   (20,657,972)   (4,529,962)
                              --------------- -------------- ------------
Net change in cash and
  cash equivalents              (45,486,729)    38,986,897     4,098,552
Cash and cash equivalents
  at beginning of year           50,292,449     11,305,552     7,207,000
                              --------------- -------------- ------------
Cash and cash equivalents
  at end of year              $   4,805,720 $   50,292,449 $  11,305,552
                              =============== ============== ============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1.  Nature of the Partnership's Business:

Balcor Equity Pension Investors-I (the "Partnership") has retained cash reserves from the sale of its real estate investments for contingencies which exist or may arise. The Partnership's operations currently consist of interest income earned on short-term investments and the payment of administrative expenses.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1996, the Partnership sold four properties. During 1997, the Partnership sold its remaining two properties, the GSB and 8280 Greensboro Drive office buildings. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 12 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

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

(b) Depreciation expense was computed using the straight-line method. Rates used in the determination of depreciation were based upon the following estimated useful lives:

                                                    Years
                                                    -----

               Buildings and improvements          20 to 40
               Furniture and fixtures                 5

Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

As properties were sold, the related costs and accumulated depreciation were removed from the respective accounts. Any gain or loss on disposition was recognized in accordance with generally accepted accounting principles.

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

Effective January 1, 1995 the Partnership adopted Statement of Financial Accounting Standards, No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". Under SFAS 121, the Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties based on the current sales price less estimated closing costs. Under SFAS 121, the General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(e) Deferred expenses consisted of leasing commissions which were amortized over the life of each respective lease. Upon sale, any remaining unamortized balance was written off to amortization expense.

(f) Revenue was recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements of operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

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

(h) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(i) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(j) For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

(k) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership for the year-ended December 31, 1997 and has been applied to all prior earnings periods presented in the financial
statements.   Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership
Interest.

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

"Operating Income" of the Partnership is allocated 10% to the General Partner and 90% to the Limited Partners; however, certain components are specially allocated as described in the Partnership Agreement. "Operating Losses" and certain other components are allocated 1% to the General Partner and 99% to the Limited Partners. For financial statement purposes, in previous years partners were allocated income and loss in accordance with the provisions in the Partnership Agreement. In order for the capital accounts of the General Partner and Limited Partners to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement, income allocations between the partners have been adjusted for financial statement purposes in 1997.

"Net Cash Receipts" available for distribution were distributed as follows: 90% to Limited Partners, 7.5% to the General Partner as its distributive share from Partnership operations and 2.5% of such "Net Cash Receipts" was paid to the General Partner for allocation to the Repurchase Fund.

At the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, amounts placed in the Repurchase Fund were available to repurchase Interests from Limited Partners. All repurchases of Interests were made at 90% of the then current valuation of such Limited Partnership Interests at the previous quarter end less any distributions made after the previous quarter end. Distributions of "Net Cash Receipts" and "Net Cash Proceeds" pertaining to such repurchased Interests were paid to the Repurchase Fund and were utilized to repurchase additional Interests. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1997, there were 11,294 Interests and cash of $3,398,920 in the Repurchase Fund.

An amount not to exceed the dollars originally allocated to the Repurchase Fund is obligated to be returned by the Repurchase Fund to the Partnership at liquidation which will be accounted for as a capital contribution from the General Partner.

The Partnership has disposed of all of its real property investments. The "Net Cash Proceeds" resulting therefrom, which were available for distribution, were principally distributed to the Tax-exempt Limited Partners in accordance with the Partnership Agreement. The General Partner will not receive any distributions of Net Cash Proceeds in accordance with the provisions of the Partnership Agreement.

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

Under the terms of the original loan agreement, the Partnership would have received interest income of approximately $1,100,000 during 1995. The Partnership recorded interest income on this loan of approximately $195,000 (cash basis) during 1995. The average recorded investment in the impaired loan during the year ended December 31, 1995 was approximately $4,054,709.

6. Management Agreements:

The Partnership's properties were under management agreements with a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

7. Affiliate's Minority Interest in Joint Venture:

The Pacific Center Office Buildings were owned by a joint venture between the Partnership and an affiliate. Profits and losses were allocated 77.09% to the Partnership and 22.91% to the affiliate. All assets, liabilities, income and expenses of the joint venture were included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for the affiliate's participation. Net distributions of $3,626,918 and $158,493, were made to the joint venture partner during 1996 and 1995, respectively. The property was sold in December 1996 and the joint venture recognized a gain on the sale of $8,881,597, of which $2,034,774 was the joint venture partner's share.

8. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. The accompanying financial statements, which are prepared in accordance with generally accepted accounting principles ("GAAP"), will differ from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1997 in the financial statements is $15,383,738 more than the tax loss of the Partnership for the same period resulting primarily from differences in the commercial property capitalization policy for tax and GAAP and its effects on sales calculations and provisions for investment property writedowns taken for GAAP reporting, which were partially offset by higher tax basis depreciation.

9. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/97         12/31/96         12/31/95
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------

Mortgage servicing fees None None None None $ 9,625 $ 569 Reimbursement of expenses to the General Partner,
  at cost:
    Accounting           $31,655   $7,260  $18,148 $14,241   69,227   5,662
    Data processing        6,972    2,413    3,101   2,398   29,559   2,201
    Investor communi-
      cations               None     None     None    None   10,066    None
    Legal                 28,037    6,534   12,975  10,093   28,821   2,350
    Portfolio management 101,128   22,513   88,864  68,872  133,190  16,552
    Other                  2,817     None    3,373   1,592   10,561      64

The Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policies for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program; however, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program of $24,406 and $98,265 for 1996 and 1995, respectively.

10. Property Sales:

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

(c) In August 1996, the Partnership sold the Oxford Square Apartments in an all cash sale for $10,500,000. From the proceeds of the sale, the Partnership paid $387,578 in selling costs. The basis of the property was $7,897,992, which is net of accumulated depreciation of $3,486,872. For financial statement purposes, the Partnership recognized a gain of $2,214,430 from the sale of this property.

(d) In November 1996, the Partnership sold the Oxford Hills Apartments in an all cash sale for $22,278,500. From the proceeds of the sale, the Partnership paid $475,139 in selling costs. The basis of the property was $8,351,921, which is net of accumulated depreciation of $11,056,013. For financial statement purposes, the Partnership recognized a gain of $13,451,440.

(e) In December 1996, the Partnership sold the Park Center Office Building in an all cash sale for $8,300,000. From the proceeds of the sale, the Partnership paid $271,460 in selling costs. The basis of the property was $5,400,954, which is net of accumulated depreciation of $2,596,589. For financial statement purposes, the Partnership recognized a gain of $2,627,586.

(f) The Pacific Center Office Buildings were owned by a joint venture consisting of the Partnership and an affiliate. The Partnership and the affiliate held participating percentages in the joint venture of 77.09% and 22.91%, respectively. In December 1996, the joint venture sold the property in an all cash sale for $15,950,000. From the proceeds of the sale, the joint venture paid $431,045 in selling costs. The basis of the property was $6,637,358, which is net of accumulated depreciation of $8,281,094. For financial statement purposes, the Partnership recognized a gain of $8,881,597 from the sale of this property, of which $2,034,774 was the minority joint venture partner's share.

11. Fair Value of Financial Instruments:

The carrying amounts and fair values of the Partnership's financial instruments at December 31, 1997 and 1996 are as follows:

The carrying value of cash and cash equivalents, accounts and accrued interest receivable and accounts payable approximates fair value.

12. Contingency:

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

13. Subsequent Event:

In January 1998, the Partnership paid $2,367,752 ($7.58 per Tax-exempt Interest) to the holders of Tax-exempt Limited Partnership Interests representing a distribution of remaining available Net Cash Proceeds which included the sale holdbacks on the Park Center and GSB office buildings.