Form 10-Q
period 1998-03-31
BALCOR EQUITY PENSION INVESTORS I
filed 1998-05-11
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                 1998              1997
                                           ---------------   -------------
Cash and cash equivalents                  $    2,426,956    $  4,805,720
Accounts and accrued interest receivable          412,055          53,489
Escrow deposits - restricted                       70,456          70,456
Prepaid expenses                                    2,373
                                            --------------    ------------
                                           $    2,911,840    $  4,929,665
                                           ===============   =============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       35,038    $     23,799
Due to affiliates                                  48,199          38,720
                                           ---------------   -------------
    Total liabilities                              83,237          62,519
                                           ---------------   -------------

Commitments and contingencies

Limited Partners' capital (359,229
  Partnership Interests issued and
  outstanding)                                  3,323,436       5,361,979

General Partner's deficit                        (494,833)       (494,833)
                                           ---------------   -------------
    Total partners' capital                     2,828,603       4,867,146
                                           ---------------   -------------
                                           $    2,911,840    $  4,929,665
                                           ===============   =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)

                                               1998              1997
                                           ---------------   -------------
Income:
  Rental                                                     $  1,317,073
  Service                                                         378,463
  Interest on short-term investments       $       39,022         272,318
  Other income                                    396,697
                                           ---------------   -------------
      Total income                                435,719       1,967,854
                                           ---------------   -------------

Expenses:
  Depreciation                                                    417,091
  Amortization of deferred expenses                               312,338
  Property operating                                            1,548,540
  Real estate taxes                                                96,098
  Property management fees                                         67,323
  Administrative                                  106,510         126,748
                                           ---------------   -------------
      Total expenses                              106,510       2,568,138
                                           ---------------   -------------
Income (loss) before gain on sale of
  property                                        329,209        (600,284)

Gain on sale of property                                        5,888,095
                                           ---------------   -------------
Net income                                 $      329,209    $  5,287,811
                                           ===============   =============
Net income allocated to General Partner              None    $     64,501
                                           ===============   =============
Net income allocated to Limited Partners   $      329,209    $  5,223,310
                                           ===============   =============
Net income per Limited Partnership
  Interest (359,229 issued and
  outstanding) - Basic and Diluted         $         0.92    $      14.54
                                           ===============   =============
Distribution to General Partner                      None    $    513,679
                                           ===============   =============
Distribution to Limited Partners           $    2,367,752    $ 42,419,669
                                           ===============   =============
Distribution per Limited Partnership
  Interest:
   Taxable                                           None    $      10.00
                                           ===============   =============
   Tax-exempt                              $         7.58    $     134.30
                                           ===============   =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1998 and 1997
                                  (UNAUDITED)

                                                1998              1997
                                           ---------------   -------------
Operating activities:
  Net income                               $      329,209    $  5,287,811
  Adjustments to reconcile net income to
    net cash used in or provided by
    operating  activities:
      Gain on sale of property                                 (5,888,095)
      Depreciation of properties                                  417,091
      Amortization of deferred expenses                           312,338
      Net change in:
        Accounts and accrued interest
          receivable                             (358,566)        212,230
        Prepaid expenses                           (2,373)        121,393
        Accounts payable                           11,239         (80,145)
        Due to affiliates                           9,479          (4,832)
        Accrued real estate taxes                                  50,820
        Security deposits                                        (131,602)
                                           ---------------   -------------
  Net cash used in or provided by
    operating activities                          (11,012)        297,009
                                           ---------------   -------------

Investing activities:
  Proceeds from sale of property                               19,575,000
  Payment of selling costs                                       (638,495)
                                                             -------------
  Net cash provided by investing
     activities                                                18,936,505
                                                             -------------

Financing activities:
  Distribution to Limited Partners             (2,367,752)    (42,419,669)
  Distribution to General Partner                                (513,679)
                                           ---------------   -------------
  Cash used in financing activities            (2,367,752)    (42,933,348)
                                           ---------------   -------------

Net change in cash and cash
  equivalents                                  (2,378,764)    (23,699,834)
Cash and cash equivalents at
  beginning of year                             4,805,720      50,292,449
                                           ---------------   -------------
Cash and cash equivalents at
  end of period                            $    2,426,956    $ 26,592,615
                                           ===============   =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1998, and all such adjustments are of a normal and recurring nature.

(c) A reclassification has been made to the previously reported 1997 financial statements in order to provide comparability with the 1998 statements. This reclassification has not changed the 1997 results.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1998 are:

                                       Paid        Payable
                                   ------------   ---------
    Reimbursement of expenses to
     the General Partner, at cost     $11,229       $48,199

4. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996.

The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership's financial position, results of operations or liquidity. The Partnership believes that it has meritorious defenses to contest the claims.

5. Other Income:

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $396,697 related to a settlement of a dispute with a former tenant at the property. This amount has been recognized as other income for financial statement purposes during the first quarter of 1998.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. As of March 31, 1998, the Partnership has no loans or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
---------------------

During 1998, the Partnership recognized other income related to a settlement with a former tenant at a sold property, which was the primary reason the Partnership recognized net income for the quarter ended March 31, 1998. During 1997, the Partnership recognized a gain on the sale of the GSB Office Building which was the primary reason the Partnership recognized higher net income for the quarter ended March 31, 1997 as compared to 1998. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996
---------------------

Discussions of fluctuations between 1998 and 1997 refer to the quarters ended March 31, 1998 and 1997, unless otherwise noted.

During 1997, the Partnership sold the GSB and 8280 Greensboro Drive office buildings. As a result of the sales of these properties, rental and service income, depreciation, amortization, property operating, real estate taxes and property management fees ceased in 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with the 1996 and 1997 property sales prior to distribution to Partners. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $396,697 related to a settlement of a dispute with a former tenant at the property. This amount has been recognized as other income for financial statement purposes during the first quarter of 1998.

As a result of lower legal, accounting and other professional fees, administrative expenses decreased in 1998 as compared to 1997.

In March 1997, the Partnership sold the GSB Office Building and recognized a gain on sale of $5,888,095.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $2,379,000 as of March 31, 1998 as compared to December 31, 1997 primarily due to the distribution of remaining available Net Cash Proceeds in January 1998 to Tax-Exempt Limited Partners. The Partnership used cash of approximately $11,000 in its operating activities to pay administrative expenses, which were partially offset by interest income earned on short-term investments. The Partnership used cash in its financing activities of approximately $2,368,000 to pay a distribution to Tax-Exempt Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to the Financial Statements. In the absence of any such contingencies, the reserves will be paid within twelve months of the last property being sold. In the event a contingency continues to exist or arises, reserves may be held by the Partnership for a longer period of time.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1998, there were 11,294 Interests and cash of $3,472,751 in the Repurchase Fund.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. The Partnership received $396,697 related to a settlement of a dispute with a former tenant at the property. This amount has been recognized as other income.

In March 1997, the Partnership sold the GSB Office Building. At closing, $70,456 of the sale proceeds was placed in escrow and is not expected to be distributed until certain tenant reimbursement issues are resolved.

To date, Limited Partners have received distributions totaling $244.35 per $500 Taxable Interest (of which $231.36 represents Net Cash Receipts and $12.99 represents Net Cash Proceeds) and $680.35 per $500 Tax-exempt Interest (of which $307.78 represents Net Cash Receipts and $372.57 represents Net Cash Proceeds). In accordance with the Partnership Agreement, Net Cash Proceeds were allocated first to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. Net

Cash Receipts distributions were discontinued beginning with the first quarter of 1997. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1998, is attached hereto.

(b) Reports on Form 8-K: A Current Report on Form 8-K dated January 15, 1998 was filed reporting the status of certain proposed class action litigation to which the Registrant was a party.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BALCOR EQUITY PENSION INVESTORS-I

                              By:/s/Thomas E. Meador
                                  -----------------------------
                                    Thomas E. Meador
                                    President and Chief Executive
                                    Officer (Principal Executive
                                    Officer) of Balcor Equity Partners-I,
                                    the General Partner

                              By:/s/Jayne A. Kosik
                                  ------------------------------
                                    Jayne A. Kosik
                                    Senior Managing Director and Chief
                                    Financial Officer (Principal Accounting
                                    Officer) of Balcor Equity Partners-I,
                                    the General Partner



Date: May 11, 1998
      -----------------