Form 10-Q
period 1998-06-30
BALCOR EQUITY PENSION INVESTORS I
filed 1998-08-12
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                1998           1997
                                           -------------- --------------
Cash and cash equivalents                  $   2,844,613  $   4,805,720
Accounts and accrued interest receivable           7,083         53,489
Escrow deposits - restricted                                     70,456
                                             ------------   ------------
                                           $   2,851,696  $   4,929,665
                                           ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      10,186  $      23,799
Due to affiliates                                 66,154         38,720
                                           -------------- --------------
    Total liabilities                             76,340         62,519
                                           -------------- --------------

Commitments and contingencies

Limited Partners' capital (359,229
  Partnership Interests issued and
  outstanding)                                 3,270,189      5,361,979

General Partner's deficit                       (494,833)      (494,833)
                                           -------------- --------------
    Total partners' capital                    2,775,356      4,867,146
                                           -------------- --------------
                                           $   2,851,696  $   4,929,665
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                1998           1997
                                           -------------- --------------
Income:
  Rental                                                  $   1,503,517
  Service                                                       400,830
  Interest on short-term investments       $      79,672        721,156
  Settlement income                              396,697
                                           -------------- --------------
      Total income                               476,369      2,625,503
                                           -------------- --------------
Expenses:
  Depreciation                                                  455,830
  Amortization of deferred expenses                             388,847
  Property operating                              24,133      1,626,747
  Real estate taxes                                             111,676
  Property management fees                                       80,828
  Administrative                                 176,274        262,486
                                           -------------- --------------
      Total expenses                             200,407      2,926,414
                                           -------------- --------------
 Income (loss) before gain on sale of
  properties                                     275,962       (300,911)

Gain on sale of properties                                   15,391,870
                                           -------------- --------------
Net income                                 $     275,962  $  15,090,959
                                           ============== ==============
Net income allocated to General Partner             None  $      50,979
                                           ============== ==============
Net income allocated to Limited Partners   $     275,962  $  15,039,980
                                           ============== ==============
Net income per Limited Partnership
  Interest (359,229 issued and
  outstanding) - Basic and Diluted         $        0.77  $       41.87
                                           ============== ==============
Distributions to General Partner                    None  $     513,679
                                           ============== ==============
Distributions to Limited Partners          $   2,367,752  $  64,285,450
                                           ============== ==============
Distributions per Limited Partnership
  Interest:
   Taxable                                          None  $       10.00
                                           ============== ==============
   Tax-exempt                              $        7.58  $      204.30
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                1998           1997
                                           -------------- --------------
Income:
  Rental                                                  $     186,444
  Service                                                        22,367
  Interest on short-term investments       $      40,650        448,838
                                           -------------- --------------
      Total income                                40,650        657,649
                                           -------------- --------------
Expenses:
  Depreciation                                                   38,739
  Amortization of deferred expenses                              76,509
  Property operating                              24,133         86,686
  Real estate taxes                                              15,578
  Property management fees                                       13,505
  Administrative                                  69,764        127,259
                                           -------------- --------------
      Total expenses                              93,897        358,276
                                           -------------- --------------

(Loss) income before gain on sale of property    (53,247)       299,373

Gain on sale of property                                      9,503,775
                                           -------------- --------------
Net (loss) income                          $     (53,247) $   9,803,148
                                           ============== ==============
Net loss allocated to General Partner               None  $     (13,522)
                                           ============== ==============
Net (loss) income allocated to Limited
  Partners                                 $     (53,247) $   9,816,670
                                           ============== ==============
Net (loss) income per Limited Partnership
  Interest (359,229 issued and
  outstanding) - Basic and Diluted         $       (0.15) $       27.33
                                           ============== ==============
Distribution to Limited Partners                    None  $  21,865,781
                                           ============== ==============
Distribution per Limited Partnership
  Interest:
   Taxable                                          None           None
                                           ============== ==============
   Tax-exempt                                       None  $       70.00
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (UNAUDITED)

                                                1998           1997
                                           -------------- --------------
Operating activities:
  Net income                               $     275,962  $  15,090,959
  Adjustments to reconcile net income to
    net cash provided by
    operating activities:
      Gain on sale of properties                            (15,391,870)
      Depreciation of properties                                455,830
      Amortization of deferred expenses                         388,847
      Net change in:
        Accounts and accrued interest
          receivable                              46,406        429,315
        Escrow deposits-restricted                25,508
        Prepaid expenses                                        126,457
        Accounts payable                         (13,613)      (264,547)
        Due to affiliates                         27,434          4,541
        Security deposits                                      (182,178)
                                           -------------- --------------
  Net cash provided by
    operating activities                         361,697        657,354
                                           -------------- --------------

Investing activities:
  Proceeds from property sales                               49,575,000
  Payment of selling costs                                   (1,330,345)
  Release of escrow deposits-restricted           44,948
                                             ------------   ------------
  Net cash provided by investing
     activities                                   44,948     48,244,655
                                             ------------   ------------
Financing activities:
  Distributions to Limited Partners           (2,367,752)   (64,285,450)
  Distribution to General Partner                              (513,679)
                                           -------------- --------------
  Net cash used in financing activities       (2,367,752)   (64,799,129)
                                           -------------- --------------
Net change in cash and cash
  equivalents                                 (1,961,107)   (15,897,120)
Cash and cash equivalents at
  beginning of year                            4,805,720     50,292,449
                                           -------------- --------------
Cash and cash equivalents at
  end of period                            $   2,844,613  $  34,395,329
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies:

(a) For financial statement purposes, the capital accounts of the General Partner and the Limited Partners have been adjusted to appropriately reflect their remaining economic interests as provided for in the Partnership Agreement.

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partneship will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the six months and quarter ended June 30, 1998 are:


                                           Paid
                                   -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 19,886       $8,657     $66,154


4. Contingency:

The Partnership is currently involved in a lawsuit whereby the Partnership, the

General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice and plaintiffs have filed an appeal, which is pending. It is not determinable at this time whether or not an unfavorable decision in this action would have a material adverse impact on the Partnership's financial position. The Partnership believes that it has meritorious defenses to contest the claims.

5. Settlement Income:

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $396,697 related to a settlement of a dispute with a former tenant at the property. This amount has been recognized as settlement income for financial statement purposes.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. As of June 30, 1998, the Partnership has no loans or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative and property operating expenses were higher than interest income earned on short-term investments. In addition, the Partnership recognized income related to a settlement with a former tenant at a property during the quarter ended March 31, 1998. These were the primary reasons the Partnership recognized net income for the six months ended June 30, 1998, and a net loss for the quarter ended June 30, 1998. During 1997, the Partnership recognized gains on the sales of the GSB and the 8280 Greensboro Drive office buildings which was the primary reason the Partnership recognized net income for the six months and quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

During 1997, the Partnership sold the GSB and 8280 Greensboro Drive office buildings and recognized gain on sales totaling $15,391,870. As a result of the sales of these properties, rental and service income, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with the 1996 and 1997 property sales prior to distribution to Partners. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $396,697 related to a settlement of a dispute with a former tenant at the property. This amount has been recognized as settlement income for financial statement purposes during 1998.

Property operating expense decreased during 1998 as compared to 1997 due to the sales of the Partnership's two remaining properties in 1997. The Partnership paid additional expenses during 1998 relating primarily to the the GSB office building, which was sold in 1997.

As a result of lower legal, accounting and other professional fees and lower bank charges, administrative expenses decreased in 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $1,961,000 as of June 30, 1998 as compared to December 31, 1997 primarily due to the distribution of remaining available Net Cash Proceeds in January 1998 to Tax-Exempt Limited Partners. The Partnership generated cash of approximately $361,697 primarily due to a settlement of a dispute with a former tenant at the Pacific Center Office Buildings and interest income received on short-term investments, which were partially offset by the payment of administrative and property operating expenses. Investing activities generated cash of approximately $45,000 from the receipt of restricted escrow deposits associated with the GSB Office Building. The Partnership used cash in its financing activities of approximately $2,368,000 to pay a distribution to Tax-Exempt Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 4 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingncies.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1998, there were 11,294 Interests and cash of $3,472,751 in the Repurchase Fund.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. The Partnership received $396,697 related to a settlement of a dispute with a former tenant at the property in April 1998.

In March 1997, the Partnership sold the GSB Office Building. At closing, $70,456 of the sale proceeds was placed in escrow until certain tenant reimbursement issues were resolved. During May 1998, the escrow was released and the Partnership received $48,946 which included $3,998 of interest income. The buyer of the property received the remaining escrow amount of $25,508 to settle other outstanding tenant issues.

To date, Limited Partners have received distributions totaling $244.35 per $500 Taxable Interest (of which $231.36 represents Net Cash Receipts and $12.99 represents Net Cash Proceeds) and $680.35 per $500 Tax-exempt Interest (of which $307.78 represents Net Cash Receipts and $372.57 represents Net Cash Proceeds). Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement. Amounts allocated to the Repurchase Fund will also be distributed at that time.

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1998, is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1998.

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



Date: August 12, 1998
      -----------------