Form 10-Q
period 1998-09-30
BALCOR EQUITY PENSION INVESTORS I
filed 1998-11-12
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1998
                               ------------------
                                      OR

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

                                BALANCE SHEETS
                   September 30, 1998 and December 31, 1997
                                  (UNAUDITED)

                                    ASSETS

                                                  1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   2,829,740  $   4,805,720
Accounts and accrued interest receivable            16,514         53,489
Escrow deposits - restricted                                       70,456
                                             -------------- --------------
                                             $   2,846,254  $   4,929,665
                                             ============== ==============

                      LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      11,076  $      23,799
Due to affiliates                                   66,611         38,720
                                             -------------- --------------
    Total liabilities                               77,687         62,519
                                             -------------- --------------

Commitments and contingencies

Limited Partners' capital (359,229
  Interests issued and outstanding)              3,263,400      5,361,979

General Partner's deficit                         (494,833)      (494,833)
                                             -------------- --------------
    Total partners' capital                      2,768,567      4,867,146
                                             -------------- --------------
                                             $   2,846,254  $   4,929,665
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (an Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)

                                                 1998           1997
                                             -------------- --------------
Income:
  Rental                                                    $   1,503,517
  Service                                                         400,830
  Interest on short-term investments         $     120,533        861,793
  Settlement income                                396,697
                                             -------------- --------------
    Total income                                   517,230      2,766,140
                                             -------------- --------------
Expenses:
  Depreciation                                                    455,830
  Amortization of deferred expenses                               388,847
  Property operating                                24,133      1,632,379
  Real estate taxes                                               111,676
  Property management fees                                         80,828
  Administrative                                   223,924        369,464
                                             -------------- --------------
    Total expenses                                 248,057      3,039,024
                                             -------------- --------------
Income (loss) before gain on sale of
  properties                                       269,173       (272,884)
Gain on sale of properties                                     15,391,870
                                             -------------- --------------
Net income                                   $     269,173  $  15,118,986
                                             ============== ==============
Net income allocated to General Partner              None   $      50,979
                                             ============== ==============
Net income allocated to Limited Partners     $     269,173  $  15,068,007
                                             ============== ==============
Net income per Limited Partnership Interest
  (359,229 issued and outstanding)
  - Basic and Diluted                        $        0.75  $       41.95
                                             ============== ==============
Distributions to General Partner                     None   $     513,679
                                             ============== ==============
Distributions to Limited Partners            $   2,367,752  $  93,960,438
                                             ============== ==============
Distributions per Limited Partnership
  Interest:
   Taxable                                           None   $       10.00
                                             ============== ==============
   Tax-exempt                                $        7.58  $      299.30
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (an Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
              for the quarters ended September 30, 1998 and 1997
                                  (UNAUDITED)

                                                  1998           1997
                                             -------------- --------------
Income:
  Interest on short-term investments         $      40,861  $     140,637
                                             -------------- --------------
    Total income                                    40,861        140,637
                                             -------------- --------------

Expenses:
  Property operating                                                5,632
  Administrative                                    47,650        106,978
                                             -------------- --------------
    Total expenses                                  47,650        112,610
                                             -------------- --------------
Net (loss) income                            $      (6,789) $      28,027
                                             ============== ==============
Net income allocated to General
  Partner                                            None           None
                                             ============== ==============
Net (loss) income allocated to
  Limited Partners                           $      (6,789) $      28,027
                                             ============== ==============
Net (loss) income per Limited Partnership
  Interest (359,229 issued and outstanding)
  - Basic and Diluted                        $       (0.02) $        0.08
                                             ============== ==============
Distribution to General Partner                      None           None
                                             ============== ==============
Distribution to Limited Partners                     None   $  29,674,988
                                             ============== ==============
Distribution per Limited Partnership
  Interest:
   Taxable                                           None            None
                                             ============== ==============
   Tax-exempt                                        None   $       95.00
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (an Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1998 and 1997
                                  (UNAUDITED)

                                                  1998           1997
                                             -------------- --------------
Operating activities:
  Net income                                 $     269,173  $  15,118,986
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Gain on sale of properties                              (15,391,870)
      Depreciation of properties                                  455,830
      Amortization of deferred expenses                           388,847
      Net change in:
        Accounts and accrued interest
          receivable                                36,975        558,557
        Escrow deposits-restricted                  25,508
        Prepaid expenses                                          126,457
        Accounts payable                           (12,723)      (266,784)
        Due to affiliates                           27,891         (5,982)
        Security deposits                                        (182,178)
                                             -------------- --------------
  Net cash provided by operating activities        346,824        801,863
                                             -------------- --------------

Investing activities:
  Proceeds from property sales                                 49,575,000
  Payment of selling costs                                     (1,330,345)
  Release of escrow deposits-restricted             44,948
                                             -------------- --------------
  Net cash provided by investing activities         44,948     48,244,655
                                             -------------- --------------
Financing activities:
  Distributions to Limited Partners             (2,367,752)   (93,960,438)
  Distributions to General Partner                               (513,679)
                                             -------------- --------------
  Cash used in financing activities             (2,367,752)   (94,474,117)
                                             -------------- --------------

Net change in cash and cash equivalents         (1,975,980)   (45,427,599)
Cash and cash equivalents at beginning
  of period                                      4,805,720     50,292,449
                                             -------------- --------------

Cash and cash equivalents at end of period   $   2,829,740  $   4,864,850
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

(b) In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1998, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

3. Settlement Income:

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $396,697 related to a settlement of a dispute with a former tenant at the property. This amount has been recognized as settlement income for financial statement purposes.

4. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the nine months and quarter ended September 30, 1998 are:

                                           Paid
                                   -------------------------
                                     Nine Months    Quarter    Payable
                                    ------------   ---------  ---------

   Reimbursement of expenses to
     the General Partner, at cost   $ 36,860       $16,974    $66,611

5. Contingency:

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

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. As of September 30, 1998, the Partnership has no loans or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

Administrative and property operating expenses were higher than interest income earned on short-term investments during 1998. However, the Partnership recognized income related to a settlement with a former tenant at a property during the quarter ended March 31, 1998. These were the primary reasons the Partnership recognized net income for the nine months ended September 30, 1998, and a net loss for the quarter ended September 30, 1998. During 1997, the Partnership recognized gains on the sales of the GSB and the 8280 Greensboro Drive office buildings, which was the primary reason the Partnership recognized net income for the nine months ended September 30, 1997. During the quarter ended September 30, 1997, interest income earned on short-term investments was higher than property operating and administrative expenses which resulted in net income for the period. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the nine months and quarters ended September 30, 1998 and 1997.

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

Property operating expense decreased during 1998 as compared to 1997 due to the sales of the Partnership's two remaining properties in 1997. The Partnership paid additional expenditures during 1998 related primarily to the GSB Office Building, which was sold in 1997.

As a result of lower legal, accounting and professional fees and lower bank charges, administrative expenses decreased in 1998 as compared to 1997.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $1,976,000 as of September 30, 1998 as compared to December 31, 1997 primarily due to the distribution of remaining available Net Cash Proceeds in January 1998 to Tax-Exempt Limited Partners. The Partnership generated cash flow from operations of approximately $347,000 primarily due to a settlement of a dispute with a former tenant at the Pacific Center Office Buildings and interest income received on short-term investments, which were partially offset by the payment of administrative and property operating expenses. Investing activities generated cash of approximately $45,000 from the receipt of restricted escrow deposits associated with the GSB Office Building. The Partnership used cash in its financing activities of approximately $2,368,000 to pay a distribution to Tax-Exempt Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. During 1997, the Partnership sold its two remaining properties. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 5 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of September 30, 1998, there were 11,294 Interests and cash of $3,472,751 in the Repurchase Fund.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. The Partnership received $396,697 related to a settlement of a dispute with a former tenant at the property in April 1998.

In March 1997, the Partnership sold the GSB Office Building. At closing, $70,456 of the sale proceeds was placed in escrow until certain tenant reimbursement issues were resolved. During May 1998, the escrow was released and the Partnership received $48,946, which included $3,998 of interest income. The buyer of the property received the remaining escrow amount of $25,508 to settle other outstanding tenant issues.

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

(10) Material Contracts:

(a) (i) Agreement of Sale and attachment thereto relating to the sale of GSB Office Building, Bala Cynwyd, Pennsylvania, previously filed as Exhibit (2) to the Registrant's Current Report on Form 8-K dated December 2, 1996 is incorporated herein by reference.

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

(b) (i) Agreement of Sale dated March 11, 1997 and attachment thereto relating to the sale of the 8280 Greensboro Drive Office Building, McLean, Virginia, previously filed as Exhibit (10)(d)(iii) to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference.

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

(27) Financial Data Schedule of the Registrant for the nine months ending September 30, 1998, is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended September 30, 1998.

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

Date: November 12, 1998
      -----------------