Form 10-K
period 1998-12-31
BALCOR EQUITY PENSION INVESTORS I
filed 1999-03-19
CIK 723873

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1998
                          -----------------
                                      OR

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

The Partnership Agreement provides for the dissolution of the Registrant upon the occurrence of certain events, including the disposition of all interests in real estate. The Registrant sold its final real estate investment in March 1997. The Registrant has retained a portion of the cash from property sales to satisfy obligations of the Registrant as well as to establish a reserve for contingencies. The timing of the termination of the Registrant and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Registrant including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Registrant will not be dissolved and reserves will be held by the Registrant until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding the Registrant's Year 2000 readiness.

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

Item 2. Properties
------------------
As of December 31, 1998, the Registrant did not own any properties.

In the opinion of the General Partner, the Registrant has obtained adequate insurance coverage for property liability and property damage matters.

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

On February 3, 1997, the plaintiffs filed a Notice of Appeal of the Chancery Court's order to the Appellate Court of Illinois. Oral arguments before the Appellate Court were held on March 18, 1998. On November 12, 1998, the Appellate Court issued an opinion affirming the Chancery Court's dismissal of the case. On December 3, 1998, the plaintiffs filed a notice of intent to appeal the Appellate Court's ruling to the Illinois Supreme Court.

The Balcor Defendants intend to vigorously contest this action. No class has been certified as of this date. The Registrant believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Registrant.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matters were submitted to a vote of the Limited Partners of the Registrant during 1998.

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

As of December 31, 1998, the number of record holders of Limited Partnership Interests of the Registrant was 16,755.

Item 6. Selected Financial Data
-------------------------------

                                      Year ended December 31,
                    ----------------------------------------------------------
                       1998        1997        1996        1995        1994
                    ----------  ----------  ----------  ----------  ----------
Total income          $555,514  $2,859,486 $16,970,317 $17,688,318   $17,358,359
Income (loss)
  before gain on
  sales of assets      241,143   (289,112)   2,215,797   2,236,014     1,205,826
Net income             241,143  15,102,758  27,100,791   2,236,014     1,205,826
Net income per
  Limited Partner-
  ship Interest-
  Basic and Diluted       0.67       41.87       73.72        4.66          2.11
Total assets         2,822,837   4,929,665  84,820,412  76,467,433    78,832,718
Distributions per
  Taxable Limited
  Partnership
  Interest(A)             None       10.00        7.00        8.50         10.00
Distributions per
  Tax-exempt Limited
  Partnership
  Interest(A)             7.58      299.30       52.32       11.32         13.32

(A) These amounts include distributions of original capital of $7.58, $286.00 and $43.00 per Tax-exempt Interest for 1998, 1997 and 1996, respectively. No distributions of original capital were paid to Taxable Limited Partners during the last five years.

Item 7. Management's Discussion and Analysis of Financial Condition and
-----------------------------------------------------------------------

Results of Operations
---------------------

Operations
----------

Summary of Operations
---------------------

Balcor Equity Pension Investors-I (the "Partnership") sold four properties during 1996 and its remaining two properties during 1997 and recognized significant gains in connection with these sales. As a result of the gains on sales in 1997, net income decreased during 1998 as compared to 1997. During 1998, interest income earned on short-term investments and income related to a settlement with a former tenant at a property were partially offset by administrative expenses, and the Partnership recognized net income for 1998. As a result of larger gains on sales in 1996 as compared to 1997 and lower income from property operations during 1997 due to the property sales, net income decreased during 1997 as compared to 1996. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

During 1997, the Partnership sold the GSB and 8280 Greensboro Drive office buildings and recognized gains totaling $15,391,870 in connection with these property sales. As a result of the sales of these properties, rental and service income, depreciation, amortization, real estate taxes and property management fees ceased during 1997.

Higher average cash balances were available for investment during 1997 due to proceeds received in connection with the 1996 and 1997 property sales prior to distribution to Partners. This resulted in a decrease in interest income on short-term investments during 1998 as compared to 1997.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $396,697 as its share of a settlement related to a dispute with a former tenant at the property. This amount has been recognized as settlement income for financial statement purposes during 1998.

The Partnership recognized other income during 1997 in connection with a partial refund of prior years' insurance premiums relating to the Partnership's properties.

Property operating expense decreased during 1998 as compared to 1997 due to the sales of the Partnership's two remaining properties in 1997. The Partnership paid additional expenditures during 1998 related primarily to the GSB Office Building, which was sold in 1997.

As a result of lower legal, accounting, portfolio management and professional fees and lower bank charges, administrative expenses decreased in 1998 as compared to 1997.

1997 Compared to 1996
---------------------

During 1997, the Partnership sold the GSB and 8280 Greensboro Drive office buildings. During 1996, the Partnership sold the Oxford Square and Oxford Hills apartment complexes and the Park Center and Pacific Center office buildings and recognized gains totaling $27,175,053 in connection with these property sales. The sales of these properties resulted in decreases in rental and service income, depreciation, real estate taxes, property operating expenses and property management fees during in 1997 as compared to 1996.

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

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $1,991,000 as of December 31, 1998 as compared to December 31, 1997 primarily due to the distribution of remaining available Net Cash Proceeds in January 1998 to Tax-Exempt Limited Partners. The Partnership generated cash flow from operations of approximately $332,000 primarily due to a settlement of a dispute with a former tenant at the Pacific Center Office Buildings and interest income received on short-term investments, which were partially offset by the payment of administrative expenses and property operating expenses relating to a sold property. Investing activities generated cash of approximately $45,000 from the receipt of restricted escrow deposits associated with the GSB Office Building. The Partnership used cash in its financing activities of approximately $2,368,000 to pay a distribution to Tax-Exempt Limited Partners.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in "Item 3. Legal Proceedings". Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 11,294 Interests and cash of $3,472,751 in the Repurchase Fund.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. The Partnership received $396,697 as its share of a settlement related to a dispute with a former tenant at the property in April 1998.

In March 1997, the Partnership sold the GSB Office Building. At closing, $70,456 of the sale proceeds was placed in escrow until certain tenant reimbursement issues were resolved. During May 1998, the escrow was released and the Partnership received $48,946, which included $3,998 of interest income. The buyer of the property received the remaining escrow amount of $25,508 to settle outstanding tenant issues.

The Partnership made distributions to Taxable Limited Partners totaling $10.00 and $7.00 per Interest in 1997 and 1996, respectively, and distributions to Tax-exempt Limited Partners totaling $7.58, $299.30 and $52.32 per Interest in 1998, 1997 and 1996, respectively. The Partnership did not make any distributions to Taxable Limited Partners in 1998. Distributions to Tax-exempt Limited Partners during 1998, 1997 and 1996 included Net Cash Proceeds distributions of $7.58, $286.00 and $43.00 per Interest, respectively.

To date, Limited Partners have received distributions totaling $244.35 per $500 Taxable Interest (of which $231.36 represents Net Cash Receipts and $12.99 represents Net Cash Proceeds) and $680.35 per $500 Tax-exempt Interest (of which $307.78 represents Net Cash Receipts and $372.57 represents Net Cash Proceeds). In accordance with the Partnership Agreement, Net Cash Proceeds from property sales were allocated first to the Tax-exempt Limited Partners. Taxable and Tax-exempt Limited Partners received quarterly distributions from Net Cash Receipts. Taxable Limited Partners will not receive aggregate distributions from the Partnership equal to their original investment. However, Taxable Limited Partners will receive a distribution from amounts allocated to the Repurchase Fund. No additional distributions are anticipated to be made prior to the termination of the Partnership. However, after paying final partnership expenses, any remaining cash reserves will be distributed in accordance with the Partnership Agreement. Amounts allocated to the Repurchase Fund will also be distributed at that time.

The Partnership sold all of its remaining real property investments and distributed a majority of the proceeds from these sales in 1996 and 1997. Since the Partnership no longer has any operating assets, the number of computer systems and programs necessary to operate the Partnership has been significantly reduced. The Partnership relies on third party vendors to perform most of its functions and has implemented a plan to determine the Year 2000 compliance status of these key vendors. The Partnership is within its timeline for having these plans completed prior to the year 2000.

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves the solicitation of information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has sent out surveys to these vendors and received back a majority of these surveys. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, preliminary surveys indicate that the key vendors performing services for the Partnership are aware of the issues and are working on a solution to achieve compliance before the year 2000. The Partnership is in the process of developing a contingency plan in the event any of its key vendors are not Year 2000 compliant prior to the year 2000. As part of its contingency plan, the Partnership will identify replacement vendors in the event that current vendors are not substantially Year 2000 compliant by June 30, 1999. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements may include statements regarding income or losses as well as assumptions relating to the foregoing.

The forward-looking statements made by the Partnership are subject to known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to differ from any future results, performance or achievements expressed or implied by the forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The supplemental financial information specified by Item 305 of Regulation S-K is not applicable.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

See Index to Financial Statements in this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax returns is summarized as follows:

                         December 31, 1998         December 31, 1997
                      -----------------------  -------------------------
                      Financial        Tax       Financial        Tax
                      Statements     Returns    Statements      Returns
                     -----------  ------------  ----------- ------------
Total assets           $2,822,837  $21,193,643   $4,929,665   $23,277,324
Partners' capital
 (deficit) accounts:
  General Partner        (494,833)  (3,967,584)    (494,833)   (3,967,584)
  Limited Partners      3,235,370   25,078,918    5,361,979    27,201,631
Net income (loss):
  General Partner            None         None       63,189    (3,819,637)
  Limited Partners        241,143      245,039   15,039,569     3,538,657
  Per Limited Partner-
   ship Interest             0.67(A)          (B)     41.87(A)           (B)

(A) Amount represents basic and diluted net income per Limited Partnership Interest.

(B) The net income (loss) is $0.78 per Tax-exempt Interest and $0 per Taxable Interest for 1998 and $(1.68) per Tax-exempt Interest and $86.68 per Taxable Interest for 1997.

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

                                   PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

(a) Neither the Registrant nor Balcor Equity Partners-I, its General Partner, has a Board of Directors.

(b, c & e) The names, ages and business experience of the executive officers and significant employees of the General Partner of the Registrant are as follows:

     TITLE                              OFFICERS

Chairman, President and Chief             Thomas E. Meador
   Executive Officer
Senior Vice President                     Alexander J. Darragh
Senior Managing Director, Chief           Jayne A. Kosik
   Financial Officer, Treasurer
   and Assistant Secretary

Thomas E. Meador (age 51) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also a Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

Mr. Meador is on the Board of Directors of Grubb & Ellis Company, a publicly traded commercial real estate firm. Mr. Meador was elected to the Board of Grubb & Ellis Company in May 1998. Mr. Meador is also a director of AMLI Commercial Properties Trust, a private real estate investment trust that owns office and industrial buildings in the Chicago, Illinois area. Mr. Meador was elected to the Board of AMLI Commercial Properties Trust in August 1998.

Alexander J. Darragh (age 44) joined Balcor in September 1988 and is responsible for real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

Jayne A. Kosik (age 41) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. Ms. Kosik is also a member of the board of directors of The Balcor Company. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.

(d) There is no family relationship between any of the foregoing officers.

(f) None of the foregoing officers or employees are currently involved in any material legal proceedings nor were any such proceedings terminated during the fourth quarter of 1998.

Item 11. Executive Compensation
-------------------------------

The Registrant has not paid and does not propose to pay any remuneration to the executive officers and directors of the General Partner. The executive officers receive compensation from The Balcor Company (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partner believes that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 8 of Notes to Financial Statements for information relating to transactions with affiliates.

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

In addition, Balcor LP Corp., an affiliate of the General Partner, holds title to 307 Limited Partnership Interests in the Partnership due exclusively to instances in which Limited Partners abandoned title to their Limited Partnership Interests. Balcor LP Corp. is a nominee holder only of such Interests and has disclaimed any economic or beneficial ownership in said Interests. All distributions of cash payable with respect to such Interests held by Balcor LP Corp. are returned to the Partnership for distribution to other Limited Partners in accordance with the Partnership Agreement.

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

(27) Financial Data Schedule of the Registrant for 1998 is attached hereto.

(b) Reports on Form 8-K: No Reports on Form 8-K were filed during the quarter ended December 31, 1998.

(c) Exhibits:  See Item 14(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BALCOR EQUITY PENSION INVESTORS-I

                         By: /s/ Jayne A. Kosik
                             -----------------------------
                             Jayne A. Kosik
                             Senior Managing Director and Chief
                             Financial Officer (Principal
                             Accounting and Financial Officer)
                             of Balcor Equity Partners-I,
                             the General Partner

Date: March 19, 1999
      --------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                     Title                       Date
----------------------   -------------------------------     ------------

                         President and Chief Executive
                         Officer (Principal Executive
                         Officer) of Balcor Equity
                         Partners-I, the General Partner
/s/ Thomas E. Meador                                        March 19, 1999
--------------------                                        --------------
    Thomas E. Meador

                         Senior Managing Director and Chief
                         Financial Officer (Principal
                         Accounting and Financial Officer)
                         of Balcor Equity Partners-I, the
                         General Partner
/s/ Jayne A. Kosik                                          March 19, 1999
------------------                                          --------------
    Jayne A. Kosik

                        INDEX TO FINANCIAL STATEMENTS

Report of Independent Accountants

Financial Statements:

Balance Sheets, December 31, 1998 and 1997

Statements of Partners' Capital, for the years ended December 31, 1998, 1997 and 1996

Statements of Income and Expenses, for the years ended December 31, 1998, 1997 and 1996

Statements of Cash Flows, for the years ended December 31, 1998, 1997 and 1996

Notes to Financial Statements

Financial Statement Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners of
Balcor Equity Pension Investors-I:


In our opinion, the accompanying balance sheets and the related statements of partners' capital, of income and expenses and of cash flows present fairly, in all material respects, the financial position of Balcor Equity Pension Investors-I An Illinois Limited Partnership (the "Partnership") at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 2 to the financial statements, the partnership agreement provides for the dissolution of the Partnership upon the disposition of all its real estate interests. As of December 31, 1998, the Partnership no longer has an ownership interest in any real estate investment. Upon resolution of the litigation described in Note 11 to the financial statements, the Partnership intends to cease operations and dissolve.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 17, 1999

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                          December 31, 1998 and 1997

                                   ASSETS


                                                  1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $   2,815,211  $   4,805,720
Accounts and accrued interest receivable             7,626         53,489
Escrow deposits - restricted                                       70,456
                                             -------------- --------------
                                             $   2,822,837  $   4,929,665
                                             ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $      35,887  $      23,799
Due to affiliates                                   46,413         38,720
                                             -------------- --------------
    Total liabilities                               82,300         62,519
                                             -------------- --------------
Commitments and Contingencies

Limited Partners' capital (359,229
  interests issued and outstanding)              3,235,370      5,361,979
General Partner's deficit                         (494,833)      (494,833)
                                             -------------- --------------
    Total partners' capital                      2,740,537      4,867,146
                                             -------------- --------------
                                             $   2,822,837  $   4,929,665
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
             for the years ended December 31, 1998, 1997 and 1996


                                   Partners' Capital (Deficit) Accounts
                              --------------------------------------------
                                                 General        Limited
                                   Total         Partner       Partners
                              --------------- -------------- -------------

Balance at December 31, 1995  $  74,168,768   $   (302,421)  $ 74,471,189

Cash distributions (A)          (17,031,054)      (359,921)   (16,671,133)
Net income for the year
  ended December 31, 1996        27,100,791        617,999     26,482,792
                              --------------- -------------- -------------
Balance at December 31, 1996     84,238,505        (44,343)    84,282,848

Cash distributions (A)          (94,474,117)      (513,679)   (93,960,438)
Net income for the year
  ended December 31, 1997        15,102,758         63,189     15,039,569
                              --------------- -------------- -------------
Balance at December 31, 1997      4,867,146       (494,833)     5,361,979

Cash distributions (A)           (2,367,752)                   (2,367,752)
Net income for the year
  ended December 31, 1998           241,143                       241,143
                              --------------- -------------- -------------
Balance at December 31, 1998  $   2,740,537   $   (494,833)  $  3,235,370
                              =============== ============== =============

(A)  Summary of cash distributions paid per Limited Partnership Interest:

                                   1998           1997           1996
     Taxable                  --------------- -------------- -------------
     --------
     First Quarter                    None    $      10.00   $       1.75
     Second Quarter                   None           None            1.75
     Third Quarter                    None           None            1.75
     Fourth Quarter                   None           None            1.75


     Tax-exempt
     ----------
     First Quarter            $       7.58          134.30           2.33
     Second Quarter                   None           70.00           2.33
     Third Quarter                    None           95.00           2.33
     Fourth Quarter                   None            None          45.33

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996


                                   1998           1997           1996
                              --------------- -------------- -------------
Income:
  Rental                                     $   1,503,517   $ 14,299,598
  Service                                          400,830      1,755,248
  Interest on short-term
    investments               $     158,817        934,292        915,471
  Settlement income                 396,697
  Other income                                      20,847
                              --------------- -------------- -------------
      Total income                  555,514      2,859,486     16,970,317
                              --------------- -------------- -------------

Expenses:
  Depreciation                                     455,830      3,561,739
  Amortization of deferred
    expenses                                       388,847        319,997
  Property operating                 24,189      1,661,114      8,232,023
  Real estate taxes                                111,676      1,167,490
  Property management fees                          80,828        651,010
  Administrative                    290,182        450,303        822,261
                              --------------- -------------- -------------
      Total expenses                314,371      3,148,598     14,754,520
                              --------------- -------------- -------------
Income (loss) before gain on
  sale of properties and
  affiliate's minority interest
  in income from joint venture      241,143       (289,112)     2,215,797

Gain on sale of properties                      15,391,870     27,175,053

Affiliate's minority interest
  in income from joint venture                                 (2,290,059)
                              --------------- -------------- -------------

Net income                    $     241,143   $ 15,102,758   $ 27,100,791
                              =============== ============== =============
Net income allocated to
  General Partner                     None    $     63,189   $    617,999
                              =============== ============== =============
Net income allocated to
  Limited Partners            $     241,143   $ 15,039,569   $ 26,482,792
                              =============== ============== =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                   1998           1997           1996
                              --------------- -------------- -------------
Net income per Limited
  Partnership Interest
  (359,229 issued and
  outstanding) - Basic and
  Diluted                     $        0.67   $      41.87   $      73.72
                              =============== ============== =============

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996


                                   1998           1997           1996
                              --------------- -------------- -------------
Operating activities:
  Net income                  $     241,143   $ 15,102,758   $ 27,100,791
  Adjustments to reconcile net
    income to net cash
    provided by operating
    activities:
      Gain on sale of
        properties                             (15,391,870)   (27,175,053)
      Affiliate's minority
        interest in income
        from joint venture                                      2,290,059
      Depreciation of properties                   455,830      3,561,739
      Amortization of deferred
        expenses                                   388,847        319,997
      Payment of deferred
        expenses                                                 (260,855)
      Net change in:
        Accounts and accrued
          interest receivable        45,863        650,555       (267,811)
        Escrow deposits -
          restricted                 25,508
        Prepaid expenses                           126,457         81,783
        Accounts payable             12,088       (278,734)        64,156
        Due to affiliates             7,693        (58,476)        69,798
        Accrued real estate
          taxes                                                  (204,076)
        Security deposits                         (182,178)      (309,777)
                              --------------- -------------- -------------
  Net cash provided by
    operating activities            332,295        813,189      5,270,751
                              --------------- -------------- -------------
Investing activities:
  Proceeds from property sales                  49,575,000     57,028,500
  Payment of selling costs                      (1,330,345)    (1,565,222)
  Release (funding) of escrow
    in connection with the
    sale of real estate              44,948        (70,456)
  Improvements to properties                                   (1,089,160)
                              --------------- -------------- -------------
  Net cash provided by
    investing activities             44,948     48,174,199     54,374,118
                              --------------- -------------- -------------

The accompanying notes are an integral part of the financial statements.

                      BALCOR EQUITY PENSION INVESTORS - I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
             for the years ended December 31, 1998, 1997 and 1996
                                  (Continued)


                                   1998           1997           1996
                              --------------- -------------- -------------

Financing activities:
  Distributions to Limited
    Partners                     (2,367,752)   (93,960,438)   (16,671,133)
  Distributions to General
    Partner                                       (513,679)      (359,921)
  Capital contributions from
    joint venture partner -
    affiliate                                                      54,938
  Distributions to joint
    venture partner - affiliate                                (3,681,856)
                              --------------- -------------- -------------
  Net cash used in financing
    activities                   (2,367,752)   (94,474,117)   (20,657,972)
                              --------------- -------------- -------------
Net change in cash and
  cash equivalents               (1,990,509)   (45,486,729)    38,986,897
Cash and cash equivalents
  at beginning of year            4,805,720     50,292,449     11,305,552
                              --------------- -------------- -------------
Cash and cash equivalents
  at end of year              $   2,815,211   $  4,805,720   $ 50,292,449
                              =============== ============== =============

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

2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership including, but not limited to, the lawsuit discussed in Note 11 of Notes to the Financial Statements. Due to this litigation, the Partnership will not be dissolved and reserves will be held by the Partnership until the conclusion of all contingencies. There can be no assurances as to the time frame for conclusion of these contingencies.

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

(c) The Partnership recorded its investments in real estate at the lower of cost or fair value, and periodically assessed, but not less than on an annual basis, possible impairment to the value of its properties based on the current sales price less estimated closing costs. The General Partner determined that no impairment in value had occurred prior to the sales of the properties. The General Partner considered the methods referred to above to result in a reasonable measurement of a property's fair value, unless other factors affecting the property's value indicated otherwise.

(d) Deferred expenses consisted of leasing commissions which were amortized over the life of each respective lease. Upon sale of the property, any remaining unamortized balance was written off to amortization expense.

(e) Revenue is recognized on an accrual basis in accordance with generally accepted accounting principles. Income from operating leases with significant abatements and/or scheduled rent increases was recognized on a straight line basis over the respective lease term. Service income included reimbursements of operating costs such as real estate taxes, maintenance and insurance and was recognized as revenue in the period the applicable costs were incurred.

(f) The Partnership calculates the fair value of its financial instruments based on estimates using present value techniques. The Partnership includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

(g) Cash and cash equivalents include all unrestricted, highly liquid investments with an original maturity of three months or less. Cash is held or invested in one financial institution.

(h) The Partnership is not liable for Federal income taxes and each partner recognizes his proportionate share of the Partnership income or loss in his tax return; therefore, no provision for income taxes is made in the financial statements of the Partnership.

(i) For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

(j) Statement of Financial Accounting Standards, No. 128, "Earnings per Share" was adopted by the Partnership effective for the year-ended December 31, 1997 and has been applied to the prior earnings period presented in the financial statements. Since the Partnership has no dilutive securities, there is no difference between basic and diluted net income per Limited Partnership Interest.

(k) Certain reclassifications of prior years information were made to conform to the 1998 presentation.

4. Partnership Agreement:

The Partnership was organized in July 1983. The Partnership Agreement provided for the admission of Limited Partners through the sale of up to 800,000 Limited Partnership Interests at $500 per Interest, 359,229 of which were sold on or prior to February 24, 1984, the termination date of the offering.

The Partnership Agreement provides for different allocations of profits and losses and cash distributions to Limited Partners depending on whether the investor originally acquiring the Interest was a taxable or tax-exempt entity.

Pursuant to the Partnership Agreement, "Operating Income" of the Partnership is allocated 10% to the General Partner and 90% to the Limited Partners; however, certain components are specially allocated as described in the Partnership Agreement. "Operating Losses" and certain other components are allocated 1% to the General Partner and 99% to the Limited Partners. For financial statement purposes, prior to 1997, the partners were allocated income and losses in accordance with the provisions in the Partnership Agreement. In order for the capital account balances to more accurately reflect the partners' remaining economic interests in the Partnership, the income (loss) allocations have been adjusted.

"Net Cash Receipts" available for distribution were distributed as follows: 90% to Limited Partners, 7.5% to the General Partner as its distributive share from Partnership operations and 2.5% of such "Net Cash Receipts" was paid to the General Partner for allocation to the Repurchase Fund.

At the sole discretion of the General Partner and subject to certain limitations as set forth in the Partnership Agreement, amounts placed in the Repurchase Fund were available to repurchase Interests from Limited Partners. Distributions of "Net Cash Receipts" and "Net Cash Proceeds" pertaining to such repurchased Interests were paid to the Repurchase Fund and were utilized to repurchase additional Interests. In February 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of December 31, 1998, there were 11,294 Interests and cash of $3,472,751 in the Repurchase Fund. An amount not to exceed the dollars originally allocated to the Repurchase Fund is obligated to be returned by the Repurchase Fund to the Partnership at liquidation which will be accounted for as a capital contribution from the General Partner.

The Partnership has disposed of all of its real property investments. The "Net Cash Proceeds" resulting therefrom, which were available for distribution, were principally distributed to the Tax-exempt Limited Partners in accordance with the Partnership Agreement. Since the required subordination levels were not met, the General Partner has not received any distributions of Net Cash Proceeds during the lifetime of the Partnership.

5. Management Agreements:

The Partnership's properties were managed by a third party management company prior to the sale of the properties. These management agreements provided for annual fees of 3% to 6% of gross operating receipts.

6. Affiliate's Minority Interest in Joint Venture:

The Pacific Center Office Buildings were owned by a joint venture between the Partnership and an affiliate. Profits and losses were allocated 77.09% to the Partnership and 22.91% to the affiliate. All assets, liabilities, income and expenses of the joint venture were included in the financial statements of the Partnership with the appropriate adjustment for profit or loss for the affiliate's participation. Net distributions of $3,626,918 were made to the joint venture partner during 1996. The property was sold in December 1996 and the joint venture recognized a gain on the sale of $8,881,597, of which $2,034,774 was the joint venture partner's share.

7. Tax Accounting:

The Partnership keeps its books in accordance with the Internal Revenue Code, rules and regulations promulgated thereunder and existing interpretations thereof. In prior years, the accompanying financial statements, which are prepared in accordance with generally accepted accounting principles ("GAAP"), differed from the tax returns due to the different treatment of various items as specified in the Internal Revenue Code. The net effect of these accounting differences is that the net income for 1998 in the financial statements is $3,896 less than the tax income of the Partnership for the same period.

8. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates are:

                            Year Ended       Year Ended       Year Ended
                             12/31/98         12/31/97         12/31/96
                          --------------   --------------   --------------
                           Paid  Payable    Paid  Payable    Paid  Payable
                          ------ -------   ------ -------   ------ -------
Reimbursement of expenses
  to the General Partner,
  at cost:
    Accounting           $14,750  $10,619  $31,655  $7,260  $18,148 $14,241
    Data processing        2,328      872    3,043   1,456    2,825    None
    Legal                  8,649    6,673   28,037   6,534   12,975  10,093
    Portfolio management  38,760   28,249  105,057  23,470   91,965  71,270
    Other                   None     None    2,817    None    3,373   1,592

Prior to May 1995, the Partnership participated in an insurance deductible program with other affiliated partnerships in which the program paid claims up to the amount of the deductible under the master insurance policy for its properties. The program was administered by an affiliate of the General Partner who received no fee for administering the program. However, the General Partner was reimbursed for program expenses. The Partnership paid premiums to the deductible insurance program relating to claims for periods prior to May 1, 1995 of $24,406 for 1996.

9. Property Sales:

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

10. Settlement Income:

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During April 1998, the Partnership received $396,697 as its share of a settlement related to a dispute with a former tenant at the property. This amount has been recognized as settlement income for financial statement purposes.

11. Contingency:

The Partnership is currently involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties have been named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The defendants continue to vigorously contest this action. The action has been dismissed with prejudice, which dismissal was affirmed by the Illinois Appellate Court. Plaintiffs have filed a further appeal to the Illinois Supreme Court. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership. The Partnership believes that it has meritorious defenses to contest the claims.