Form 10-Q
period 1999-03-31
BALCOR EQUITY PENSION INVESTORS I
filed 1999-05-07
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                     March 31, 1999 and December 31, 1998
                                  (UNAUDITED)

                                    ASSETS

                                                1999              1998
                                           ---------------   -------------
Cash and cash equivalents                  $    2,790,284    $  2,815,211
Accrued interest receivable                        11,830           7,626
Prepaid expense                                     1,896
                                            --------------    ------------
                                           $    2,804,010    $  2,822,837
                                           ===============   =============



                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $       29,101    $     35,887
Due to affiliates                                  48,868          46,413
                                           ---------------   -------------
    Total liabilities                              77,969          82,300
                                           ---------------   -------------

Commitments and contingencies

Limited Partners' capital (359,229
  Partnership Interests issued and
  outstanding)                                  3,220,874       3,235,370
General Partner's deficit                        (494,833)       (494,833)
                                           ---------------   -------------
    Total partners' capital                     2,726,041       2,740,537
                                           ---------------   -------------
                                           $    2,804,010    $  2,822,837
                                           ===============   =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the quarters ended March 31, 1999 and 1998
                                  (UNAUDITED)


                                                1999              1998
                                           ---------------   -------------
Income:
  Interest on short-term investments       $       35,468    $     39,022
  Settlement income                                               396,697
                                           ---------------   -------------
      Total income                                 35,468         435,719
                                           ---------------   -------------

Expenses:

  Administrative                                   49,964         106,510
                                           ---------------   -------------
      Total expenses                               49,964         106,510
                                           ---------------   -------------
Net (loss) income                          $      (14,496)   $    329,209
                                           ===============   =============
Net loss allocated to General Partner                None            None
                                           ===============   =============
Net (loss) income allocated to
  Limited Partners                         $      (14,496)   $    329,209
                                           ===============   =============
Net (loss) income per Limited Partnership
  Interest (359,229 issued and
  outstanding) - Basic and Diluted         $        (0.04)   $       0.92
                                           ===============   =============
Distribution to Limited Partners                     None    $  2,367,752
                                           ===============   =============
Distribution per Limited Partnership
  Interest:
   Taxable                                           None            None
                                           ===============   =============
   Tax-exempt                                        None    $       7.58
                                           ===============   =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the quarters ended March 31, 1999 and 1998
                                  (UNAUDITED)

                                                1999              1998
                                           ---------------   -------------
Operating activities:
  Net (loss) income                        $      (14,496)   $    329,209
  Adjustments to reconcile net (loss)
    income to net cash used in
    operating activities:
      Net change in:
        Accounts and accrued interest
          receivable                               (4,204)       (358,566)
        Prepaid expenses                           (1,896)         (2,373)

        Accounts payable                           (6,786)         11,239
        Due to affiliates                           2,455           9,479
                                           ---------------   -------------
  Net cash used in operating
    activities                                    (24,927)        (11,012)
                                           ---------------   -------------

Financing activity:
  Distribution to Limited Partners                             (2,367,752)
                                                             -------------
  Cash used in financing activity                              (2,367,752)
                                                             -------------
Net change in cash and cash
  equivalents                                     (24,927)     (2,378,764)
Cash and cash equivalents at
  beginning of year                             2,815,211       4,805,720
                                           ---------------   -------------
Cash and cash equivalents at
  end of period                            $    2,790,284    $  2,426,956
                                           ===============   =============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter ended March 31, 1999, and all such adjustments are of a normal and recurring nature.


2. Partnership Termination:

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from the property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates during the quarter ended March 31, 1999 are:

                                       Paid         Payable
                                    ------------   ---------
   Reimbursement of expenses to
     the General Partner, at cost    $ 11,628      $ 48,868


4. Contingency:

The Partnership was involved in a lawsuit, Dee vs. Walton Street Capital Acquisition II, LLC, whereby the Partnership, the General Partner and certain third parties were named as defendants seeking damages relating to tender offers to purchase interests in the Partnership and nine affiliated partnerships initiated by the third party defendants in 1996. The action has been dismissed with prejudice, which dismissal was affirmed by the Appellate Court of Illinois. Plaintiffs filed a further appeal to the Illinois Supreme Court. The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. As of March 31, 1999, the Partnership has no loans or properties remaining in its portfolio.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1998 for a more complete understanding of the Partnership's financial position.


Operations
----------

Summary of Operations
---------------------

Administrative expenses were higher than interest income earned on short-term investments during the quarters ended March 31, 1999 and 1998. However, the Partnership recognized income related to a settlement with a former tenant at the Pacific Center Office Buildings during the quarter ended March 31, 1998. This was the primary reason the Partnership recognized net income for the quarter ended March 31, 1998 as compared to a net loss for the quarter ended March 31, 1999. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Discussions of fluctuations between 1999 and 1998 refer to the quarters ended March 31, 1999 and 1998.

As a result of lower interest rates and lower average cash balances primarily due to a distribution to Tax-exempt Limited Partners in January 1998, interest income on short-term investments decreased during 1999 as compared to 1998.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During 1998, the Partnership received $396,697 as its share of a settlement related to a dispute with a former tenant at the property. This amount was recognized as settlement income for financial statement purposes during 1998.

As a result of lower accounting, portfolio management and investor processing fees, administrative expenses decreased in 1999 as compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $25,000 as of March 31, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The Partnership Agreement provides for the dissolution of the Partnership upon the occurrence of certain events, including the disposition of all interests in real estate. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as establish a reserve for contingencies. The timing of the termination of the Partnership and final distribution of cash will depend upon the nature and extent of liabilities and contingencies which exist or may arise. Such contingencies may include legal and other fees and costs stemming from litigation involving the Partnership. There can be no assurances as to the time frame for the conclusion of contingencies which exist or may arise. See "Item 1. Legal Proceedings" for additional information.

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of March 31, 1999, there were 11,294 Interests and cash of $3,472,751 in the Repurchase Fund.

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

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
------------------------

Dee vs. Walton Street Capital Acquisition II, LLC
-------------------------------------------------

The Illinois Supreme Court has issued a ruling in which it has declined to hear the appeal filed by the plaintiffs in the Dee vs. Walton Street Capital Acquisition II, LLC case. As a result, the Appellate Court of Illinois dismissed the case on April 22, 1999. This case will be deleted from all future reports of the Partnership.

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

(27) Financial Data Schedule of the Registrant for the quarter ending March 31, 1999, is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended March 31, 1999.

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



Date: May 7, 1999
      -----------