Form 10-Q
period 1999-06-30
BALCOR EQUITY PENSION INVESTORS I
filed 1999-08-09
CIK 723873

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
     EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1999
                               --------------
                                      OR

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

                                BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (UNAUDITED)

                                    ASSETS

                                                1999           1998
                                           -------------- --------------
Cash and cash equivalents                  $   2,772,309  $   2,815,211
Accrued interest receivable                       10,883          7,626
                                           -------------- --------------
                                           $   2,783,192  $   2,822,837
                                           ============== ==============


                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      32,427  $      35,887
Due to affiliates                                 47,633         46,413
                                           -------------- --------------
    Total liabilities                             80,060         82,300
                                           -------------- --------------

Commitments and contingencies

Limited Partners' capital (359,229
  Partnership Interests issued and
  outstanding)                                 3,197,965      3,235,370
General Partner's deficit                       (494,833)      (494,833)
                                           -------------- --------------
    Total partners' capital                    2,703,132      2,740,537
                                           -------------- --------------
                                           $   2,783,192  $   2,822,837
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1999 and 1998
                                  (UNAUDITED)


                                                1999           1998
                                           -------------- --------------
Income:
  Interest on short-term investments       $      69,470  $      79,672
  Settlement income                                             396,697
                                           -------------- --------------
      Total income                                69,470        476,369
                                           -------------- --------------

Expenses:
  Property operating                                             24,133
  Administrative                                 106,875        176,274
                                           -------------- --------------
      Total expenses                             106,875        200,407
                                           -------------- --------------
Net (loss) income                          $     (37,405) $     275,962
                                           ============== ==============
Net (loss) income allocated to General
  Partner                                           None           None
                                           ============== ==============
Net (loss) income allocated to Limited
  Partners                                 $     (37,405) $     275,962
                                           ============== ==============
Net (loss) income per Limited Partnership
  Interest (359,229 issued and
  outstanding) - Basic and Diluted         $       (0.10) $        0.77
                                           ============== ==============
Distribution to Limited Partners                    None  $   2,367,752
                                           ============== ==============
Distribution per Limited Partnership
  Interest:
   Taxable                                          None           None
                                           ============== ==============
   Tax-exempt                                       None  $        7.58
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1999 and 1998
                                  (UNAUDITED)

                                                1999           1998
                                           -------------- --------------
Income:
  Interest on short-term investments       $      34,002  $      40,650
                                           -------------- --------------
      Total income                                34,002         40,650
                                           -------------- --------------

Expenses:
  Property operating                                             24,133
  Administrative                                  56,911         69,764
                                           -------------- --------------
      Total expenses                              56,911         93,897
                                           -------------- --------------
Net loss                                   $     (22,909) $     (53,247)
                                           ============== ==============
Net loss allocated to General Partner               None           None
                                           ============== ==============
Net loss allocated to Limited Partners     $     (22,909) $     (53,247)
                                           ============== ==============
Net loss per Limited Partnership
  Interest (359,229 issued and
  outstanding) - Basic and Diluted         $       (0.06) $       (0.15)
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1999 and 1998
                                  (UNAUDITED)

                                               1999           1998
                                           -------------- --------------
Operating activities:
  Net (loss) income                        $     (37,405) $     275,962
  Adjustment to reconcile net (loss) income
    to net cash (used in) or provided by
    operating activites:
      Net change in:
        Accounts and accrued interest
          receivable                              (3,257)        46,406
        Escrow deposits-restricted                               25,508
        Accounts payable                          (3,460)       (13,613)
        Due to affiliates                          1,220         27,434
                                           -------------- --------------
  Net cash (used in) or provided by
    operating activities                         (42,902)       361,697
                                           -------------- --------------
Investing activity:
  Release of escrow deposits-restricted                          44,948
                                                          --------------
  Cash provided by investing activity                            44,948
                                                          --------------
Financing activity:
  Distribution to Limited Partners                           (2,367,752)
                                                          --------------
  Cash used in financing activity                            (2,367,752)
                                                          --------------

Net change in cash and cash equivalents          (42,902)    (1,961,107)
Cash and cash equivalents at beginning
  of year                                      2,815,211      4,805,720
                                           -------------- --------------
Cash and cash equivalents at end of
  period                                   $   2,772,309  $   2,844,613
                                           ============== ==============

The accompanying notes are an integral part of the financial statements.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

1. Accounting Policy:

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1999, and all such adjustments are of a normal and recurring nature.

2. Partnership Termination:

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Avenue litigation was filed in May 1999. See Note 4 of Notes to Financial Statements for additional information regarding the Madison Avenue litigation. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999.

3. Transactions with Affiliates:

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1999 are:

                                           Paid
                                    -------------------------
                                     Six Months     Quarter    Payable
                                    ------------   --------- ----------

   Reimbursement of expenses to
     the General Partner, at cost   $  21,032      $  9,404   $  47,633

4. Contingency:

In May 1999, a lawsuit was filed against the Partnership, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. whereby the Partnership and certain affiliates have been named as defendants. The plaintiffs are entities that initiated tender offers to purchase and, in fact, purchased units in eleven affiliated partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreement and seeks the winding up of the affairs of the Partnership, the establishment of a liquidating trust, the appointment of an independent trustee for the trust and the distribution of a portion of the cash reserves to limited partners. The defendants intend to vigorously contest this action. The Partnership believes that it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor Equity Pension Investors-I (the "Partnership") is a limited partnership formed in 1983 to make first mortgage loans and to invest in and operate income-producing real property. The Partnership raised $179,614,500 from sales of Limited Partnership Interests and utilized these proceeds to fund six loans and acquire three real property investments. As of June 30, 1999, the Partnership has no loans or properties remaining in its portfolio.

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

Operations
----------

Summary of Operations
---------------------

The operations of the Partnership in 1999 consisted of administrative expenses which were partially offset by interest income earned on short-term investments. During the first quarter of 1998, the Partnership recognized income related to a settlement with a former tenant at the Pacific Center Office Buildings. Primarily as a result of this event, the Partnership recognized net income during the six months ended June 30, 1998 as compared to a net loss in the same period in 1999. The Partnership paid property operating expenses during the quarter ended June 30, 1998 relating primarily to the GSB Office Building, which was sold in 1997. This was the primary reason the net loss decreased during the quarter ended June 30, 1999 as compared to the same period in 1998. Further discussion of the Partnership's operations is summarized below.

1999 Compared to 1998
---------------------

Unless otherwise noted, discussions of fluctuations between 1999 and 1998 refer to both the six months and quarters ended June 30, 1999 and 1998.

As a result of lower interest rates and lower average cash balances primarily due to a distribution to Tax-exempt Limited Partners in January 1998, interest income on short-term investments decreased during 1999 as compared to 1998.

The Pacific Center Office Buildings, which were owned by a joint venture consisting of the Partnership and an affiliate, were sold during December 1996. During the first quarter of 1998, the Partnership received $396,697 as its share of a settlement related to a dispute with a former tenant at the property. This amount was recognized as settlement income for financial statement purposes during 1998.

During the quarter ending June 30, 1998, the Partnership paid property operating expenses relating primarily to the GSB Office Building, which was sold in 1997.

Primarily due to a decrease in accounting, investor processing and portfolio management fees, administrative expenses decreased during 1999 when compared to 1998.

Liquidity and Capital Resources
-------------------------------

The cash position of the Partnership decreased by approximately $43,000 as of June 30, 1999 as compared to December 31, 1998 due to cash used in operating activities for the payment of administrative expenses, which was partially offset by interest income earned on short-term investments.

The partnership agreement provides for the dissolution of the Partnership upon the occurrence of certain events. The Partnership sold its final real estate investment in March 1997. The Partnership has retained a portion of the cash from property sales to satisfy obligations of the Partnership as well as to establish a reserve for contingencies. As previously reported, the Sandra Dee case was dismissed by the Illinois Supreme Court in April 1999. The Madison Avenue litigation, described in Part II, Item 1, of this report, was filed in May 1999. Despite the existence of the Madison Avenue litigation, the Partnership currently plans to dissolve in December 1999 and distribute remaining cash reserves to the partners in accordance with the partnership agreement. In the event that a new contingency (such as a lawsuit) arises during 1999, the Partnership may not be dissolved and may continue in existence until such new contingency is resolved. The Partnership does not consider the Madison Avenue case to be a matter that would preclude the dissolution of the Partnership in 1999. As a result of the pending dissolution of the Partnership, the general partner has suspended transfer of limited partnership interests in the Partnership. Certain transfers which are not for value (such as death, divorce, change of custodian or other estate planning) will continue to be permitted. Limited Partners should contact the Partnership if the suspension of transfers causes any extraordinary hardships. In the event that dissolution of the Partnership does not occur during 1999, the Partnership will allow transfers of limited partnership interests to occur commencing in January 2000.

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

In 1997, the Partnership discontinued the repurchase of Interests from Limited Partners. As of June 30, 1999, there were 11,294 Interests and cash of $3,472,751 in the Repurchase Fund.

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

The Partnership's plan to determine the Year 2000 compliance status of its key vendors involves soliciting information from these vendors through the use of surveys, follow-up discussions and review of data where needed. The Partnership has received the surveys from these vendors. While the Partnership cannot guarantee Year 2000 compliance by its key vendors, and in many cases will be relying on statements from these vendors without independent verification, these surveys and discussions with the key vendors performing services for the Partnership indicate that the key vendors are substantially Year 2000 compliant as of June 30, 1999. The Partnership will continue to monitor the Year 2000 compliance of its key vendors during the third quarter of 1999. In addition, the Partnership has developed a contingency plan in the event of non-compliance by these key vendors in the Year 2000 which will be updated by September 30, 1999 based on the results of further surveys, discussions and testing of systems, where applicable. The Partnership does not believe that failure by any of its key vendors to be Year 2000 compliant by the year 2000 would have a material effect on the business, financial position or results of operations of the Partnership.

                       BALCOR EQUITY PENSION INVESTORS-I
                       (An Illinois Limited Partnership)

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company,
-------------------------------------------------------------------------
et al.
------

On May 7, 1999, a proposed class action complaint was filed and on May 13, 1999 was served on the defendants, Madison Partnership Liquidity Investors XX, et al. vs. The Balcor Company, et al. (Circuit Court, Chancery Division, Cook County, Illinois, Docket No. 99CH08972). The Partnership, twenty-one additional limited partnerships which were sponsored by The Balcor Company (together with the Partnership, the "Affiliated Partnerships"), The Balcor Company, other affiliated entities and one individual are named defendants in this action. Plaintiffs are entities that initiated tender offers to purchase units and, in fact, purchased units in eleven of the Affiliated Partnerships. The complaint alleges breach of fiduciary duties and breach of contract under the partnership agreements for each of the Affiliated Partnerships. The complaint seeks the winding up of the affairs of the Affiliated Partnerships, the establishment of a liquidating trust for each of the Affiliated Partnerships until a resolution of all contingencies occurs, the appointment of an independent trustee for each such liquidating trust and the distribution of a portion of the cash reserves to limited partners. The complaint also seeks compensatory damages, punitive and exemplary damages, and costs and expenses in pursuing the litigation. On July 14, 1999, the defendants filed a Motion to Dismiss the complaint. A briefing schedule on this motion has not yet been set.

The defendants intend to vigorously contest this action. No class has been certified as of this date. The Partnership believes it has meritorious defenses to contest the claims. It is not determinable at this time how the outcome of this action will impact the remaining cash reserves of the Partnership.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

(27) Financial Data Schedule of the Registrant for the six months ending June 30, 1999, is attached hereto.

(b) Reports on Form 8-K: No reports were filed on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BALCOR EQUITY PENSION INVESTORS-I



                              By: /s/Thomas E, Meador
                                  -----------------------------
                                  Thomas E. Meador
                                  President and Chief Executive
                                  Officer (Principal Executive
                                  Officer) of Balcor Equity Partners-I,
                                  the General Partner




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



Date: August 9, 1999
      --------------